Form 10-Q
period 1997-03-31
PARAGON ACQUISITION CO INC
filed 1997-05-15
CIK 1017484

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              Commission File No.
March 31, 1997                      333-7775

                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                      13-3895049
          --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

277 Park Avenue
New York, NY                                                  10017
------------                                                  -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212)350-5367

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X          No
             ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                              Outstanding at March 31, 1997
     -----                              -----------------------------
Common Stock, $.01 par value                    3,414,191







                       PARAGON ACQUISITION COMPANY, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                 PAGE
-------------------------------------------                                                                ----
Balance Sheet - March 31, 1997 ...............................................................................1

Statements of Operation - Three months ended
March 31, 1997 and Period from June 19, 1996
(inception) to March 31, 1997.................................................................................2

Statement of Stockholders' Equity - Period from
June 19, 1996 (inception) to March 31, 1997...................................................................3

Statements of Cash Flows - Three  months  ended
   March 31,  1997 and Period from June 19, 1996
(inception) to March 31, 1997.................................................................................4

Notes to Financial Statements ..............................................................................5-6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations......................................................................................7

PART II.  OTHER INFORMATION...................................................................................8

Signatures....................................................................................................9








                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            BALANCE SHEET (UNAUDITED)

                                 MARCH 31, 1997


                                     ASSETS
                                     ------


Current Assets - Cash.............................................................    $  69,981
Deferred registration costs.......................................................       80,673
                                                                                     ----------

                                                                                       $150,654
                                                                                       ========



                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities - Accrued expenses............................................    $   5,000
                                                                                      ---------
Commitment (Note 3)
Stockholders' equity (Notes 2, 4 and 5):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
        none issued     ..........................................................           -
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191....................................................       34,141
      Additional paid-in capital..................................................      121,000
      Deficit accumulated during the development stage............................       (9,487)
                                                                                        --------
      Total stockholders' equity..................................................      $145.654
                                                                                        --------
           Total Liabilities and Stockholders' Equity                                   $150,654
                                                                                        ========


                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                  Period from
                                                              Quarter            June 19, 1996
                                                               ended             (inception) to
                                                           March 31, 1997        March 31, 1997
                                                           --------------        --------------

General and administrative expenses                           $  1,927              $9,487

Net loss for the period                                       $  1,927              $9,487
                                                                 =====             =======

Net Loss per Share                                              ($0.00)
                                                                ------
Weighted average Common Shares outstanding                    3,042,831
                                                              =========


                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             PERIOD FROM JUNE 19, 1996 (INCEPTION) TO MARCH 31, 1997

                                                                             DEFICIT
                                                                           ACCUMULATED
                                                            ADDITION       DURING THE             TOTAL
                                       COMMON STOCK         PAID-IN        DEVELOPMENT        STOCKHOLDERS'
                                     SHARES    AMOUNT       CAPITAL           STAGE              EQUITY
                                     ------    ------       -------           -----              ------

Issuance of founders' shares........2,900,000   $29,000    $121,000             -               $150,000

Net loss for the period to
 December 31, 1996..................    -         -           -             ($7,560)             ($7,560)
                                    ---------   --------   --------       ---------            ---------

Balance December 31, 1996...........2,900,000   $29,000    $121,000         ($7,560)            $142,440

Issuance of Shares..................  514,191   $ 5,141        -                -               $  5,141

Net loss for the quarter (Unaudited)    -         -            -            ($1,927)             ($1,927)
                                    ---------   --------   --------       ---------             --------
Balance March 31, 1997
 (Unaudited)........................3,414,191   $34,141    $121,000         ($9,487)            $145,654
                                    =========   =======    ========       =========             ========



                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                        Period from
                                                                 Quarter                June 19, 1996
                                                                 Ended                  (inception) to
                                                              March 31, 1997            March 31, 1997
                                                              --------------            --------------
Cash flows from operating activities:
     Net loss....................................................$( 1,927)               $ (9,487)
                                                                 ---------                --------

Cash flows from financing activities:
     Proceeds from sale of common stock..........................$  5,141                $ 155,141
     Deferred registration costs ................................$(12,000)               $ (75,673)
                                                                 ---------                --------

Net cash (used in) financing activities..........................$( 6,859)               $  79,468
                                                                 ----------               ---------

     Net increase (decrease) in cash.............................$( 8,786)               $  69,981
                                                                 ----------               ---------

Cash, beginning of period........................................$ 78,767                    --
                                                                   ------                 --------

Cash, end of period.............................................. $69.981                 $  69,981
                                                                  =======                 =========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         - The Company incurred $5,000 during the period ended March 31, 1997 in deferred registration costs (and related accounts payable) which are non-cash financing activities.



                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS


         1.       Summary of Significant Accounting Policies.

                  Basis of Presentation

         The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the period ended December 31, 1996.

                  Income Taxes

         The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $9,500 available to reduce any future income taxes. The tax benefit of these losses, approximately $3,800 has been offset by a valuation allowance due to the uncertainty of its realization.

                  Deferred Registration Costs

         As of March 31, 1997, the Company has incurred deferred registration costs of $80,673 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

                  Net Loss Per Share

         Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

                  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         2. Organization and Business Operations. Paragon Acquisition Company, Inc. (the "Company") was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At March 31, 1997, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective Target Business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. The Company intends to obtain adequate financial resources through the registration of a distribution of shares of its Common Stock and Subscription Rights to its shareholders (the "Distribution"). The Subscription Rights will entitle the holder to purchase two (2) shares of Common Stock of the Company for each Subscription Right held for a purchase price to be determined by the Company's Board of Directors at the time a Business Combination is identified, such price to be not more than $2.00 per Subscription Right.

         Subscription Rights will not be exercisable until after a Post-Effective Amendment to the Form S-1 Registration Statement to be filed by the Company with the Securities and Exchange Commission describes a Business Combination, establishes the Subscription Price and the number of Subscription Rights which may be exercised in such Subscription Period and specifies the Subscription Period established by the Company. The Shares to be distributed to the shareholders, the Subscription Rights and any Shares issuable upon exercise of Subscription Rights will be held in escrow and may not be sold or transferred until the Company has consummated a Business Combination. After the Business Combination is consummated, the Shares will be released from escrow.

         Due to the terms of the Distribution, the Company has not established a time period within which to exercise the Subscription Rights as such exercise is dependent upon the identification of a Target Business. The Company anticipates that, due to the time constraints imposed on the management of the Company, it is not possible to predict the length of the identification process.

         3. Commitment. The Company presently occupies office space provided by a stockholder. Such stockholder has agreed that, until the acquisition of a Target Business by the Company, it will make such office space, as well as certain office and secretarial service, available to the Company, as may be required by the Company from time to time at no charge.

         4. Preferred Stock. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         5. Common Stock. On June 25, 1996 the company issued 2,900,000 shares of Common Stock, par value $.01 per share, to PAR Holding Co., LLC for a consideration of $150,000. On March 6, 1997 the Company issued a further 514,191 shares of Common Stock, par value $.01 per share, to St. Lawrence Seaway Corporation for a total consideration of $5,141.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS
---------------------

         The Company was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. At March 31, 1997, the Company had not yet commenced any formal business operations and all activities to date relate to the Company's formation and proposed fund raising. Since the Company was formed on June 19, 1996, there is no comparative data relating to 1996 for the quarter ended March 31 1997.

                        PARAGON ACQUISITION COMPANY, INC.



PART II.  OTHER INFORMATION

            Item 1.
            Legal Proceeding - Not Applicable

            Item 2.
            Changes in Securities - Not Applicable

            Item 3.
            Defaults upon Senior Securities - Not Applicable

            Item 4.
            Submission of Matters to a Vote of Security Holders - Not Applicable

            Item 5.
            Other Information - Not Applicable

            Item 6.
            Exhibits and Reports on form 8-K -

            Item 6(a) Exhibits -
                 (27) Financial Data Schedule

            Item 6(b) Reports on Form 8-K -

            No reports on Form 8-K were required to be filed for the quarter for which this report is filed

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PARAGON ACQUISITION COMPANY,
                                          ----------------------------
                                          INC.
                                          ----

                                          Registrant

Date: 5/15/97                             /s/ Mitchell A. Kuflik
                                          ------------------------------
                                          Mitchell A. Kuflik
                                          President


Date: 5/15/97                             /s/ Peter A. Hochfelder
                                          ------------------------------
                                          Peter A. Hochfelder,
                                          Vice President and Treasurer