Form 10-Q
period 1997-06-30
PARAGON ACQUISITION CO INC
filed 1997-08-14
CIK 1017484

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -----------------------------------------


                                    FORM 10-Q
                                    ---------

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
June 30, 1997                               Commission File No.  333-7775
-------------                               -----------------------------

                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                       13-3895049
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

277 Park Avenue
New York, NY                                               10017
------------                                               -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212)350-5367
                                                   -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
               ----                      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                  Outstanding at June 30, 1997
         -----                                  ----------------------------

Common Stock, $.01 par value                            3,414,191








                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
                                 FORM 10-Q INDEX
                                 ---------------



PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                 PAGE
-------  ---------------------                                                                             ----

Balance Sheet - June 30, 1997 ................................................................................3

Statements  of  Operation - Period  ended June 30,  1996;  Three  months and six months ended June 30, 1997; and Period from June 19, 1996 (inception)
to June 30, 1997..............................................................................................4

Statement of Stockholders' Equity - Period from
June 19, 1996 (inception) to June 30, 1997....................................................................5

Statements of Cash Flows - Period ended June 30, 1996; Six months ended June 30,
1997 and Period
from June 19, 1996 (inception) to June 30, 1997...............................................................6

Notes to Financial Statements...............................................................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.....................................................................................10

PART II.  OTHER INFORMATION..................................................................................11

Signatures...................................................................................................12

Exhibit (27).................................................................................................13






                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            BALANCE SHEET (UNAUDITED)

                                  June 30, 1997


                                                   ASSETS
                                                   ------


Current Assets
   Cash.............................................................................................   $ 15,430
   Prepayments......................................................................................     65,000
                                                                                                         ------
Total Current Assets ...............................................................................   $ 80,430
Deferred registration costs.........................................................................    112,224
                                                                                                        -------

                                                                                                       $192,654
                                                                                                       ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------


Current liabilities
    Accrued expenses................................................................................   $  2,630
    Loan due to PAR Holding Co., LLC (Note 3).......................................................   $ 60,000
                                                                                                       --------
Total Current Liabilities...........................................................................    $62,630
                                                                                                        =======
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued..................................................................................
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191......................................................................     34,141
      Additional paid-in capital....................................................................    121,000
      Deficit accumulated during the development stage..............................................    (25,117)
                                                                                                        -------
      Total stockholders' equity....................................................................   $130,024
                                                                                                       --------
           Total Liabilities and Stockholders' Equity                                                  $192,654
                                                                                                       ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                              Period from                                           Period from
                                              June 19, 1996                         Six Months     June 19, 1996
                                              (inception) to     Quarter Ended        ended       (inception) to
                                              June 30, 1996      June 30, 1997     June 30, 1997   June 30, 1997
                                              -------------      -------------     -------------   -------------

General and administrative expenses                    5,000       $  15,630          $17,557         $25,117

Net loss for the period                                5,000       $  15,630          $17,557         $25,117
                                                   =========       =========          =======         =======

Net Loss per Share                                    ($0.00)        ($ 0.00)         ($ 0.01)

Weighted average Common Shares outstanding         2,900,000       3,414,191        3,229,537
                                                   =========       =========        ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             PERIOD FROM JUNE 19, 1996 (INCEPTION) TO JUNE 30, 1997

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                     ADDITIONAL           DURING THE          TOTAL
                                               COMMON STOCK           PAID-IN            DEVELOPMENT       STOCKHOLDERS'
                                             SHARES    AMOUNT         CAPITAL               STAGE             EQUITY
                                             ------    ------         -------               -----             ------

Issuance of founders' shares.............  2,900,000   $29,000        $121,000                 -             $150,000

Net loss for the period to
 December 31, 1996.......................        -          -               -               ($7,560)        ($  7,560)
                                          ---------- -----------    ----------             --------        -----------

Balance December 31, 1996................  2,900,000   $29,000        $121,000              ($7,560)         $142,440

Issuance of Shares.......................    514,191   $ 5,141              -                  -             $  5,141

Net loss for the six months (Unaudited)          -          -               -              ($17,557)        ($ 17,557)
                                         -----------  ----------    ----------             ---------       ----------

Balance June 30, 1997
 (Unaudited).............................  3,414,191   $34,141        $121,000             ($25,117)         $130,024
                                         ===========    =======     ==========             =========       ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    Period from                        Period from
                                                    June 19, 1996    Six Months        June 19, 1996
                                                    (inception) to   Ended             (inception) too
                                                    June 30, 1996    June 30, 1997     June 30, 1997
                                                    -------------    -------------     -------------

Cash flows from operating activities:
     Net loss ....................................      (5,000)       $ (17,557)       $ (25,117)
                                                                       ---------       ---------
     Adjustments to reconcile net loss to net cash
        used in operating activities
     Increase in prepayments .....................           0        $ (65,000)       $ (65,000)
     Increase in accrued expenses ................       5,000        $   2,630        $   2,630
                                                      ---------        ---------        ---------
Net Cash used in operating activities ............           0        $ (79,927)       $ (87,487)
                                                      ---------        ---------        ---------


Cash flows from financing activities:
     Proceeds from sale of common stock ..........      75,000        $   5,141        $ 155,141
     Loan from PAR Holding Co., LLC ..............           0        $  60,000        $  60,000
     Deferred registration costs .................           0        $ (48,551)       $(112,224)
                                                      ---------        ---------        ---------

Net cash provided by financing activities ........   $  75,000        $  16,590        $ 102,917
                                                      ---------        ---------        ---------

     Net increase (decrease) in cash .............   $  75,000        $ (63,337)       $  15,430
                                                      ---------        ---------        ---------

Cash, beginning of period ........................           0        $   78,767       $       0
                                                      ---------        ---------        ---------

Cash, end of period ..............................   $  75,000        $  15,430        $  15,430
                                                     ==========       ==========       ==========



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

                 Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $25,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $10,000 has been offset by a valuation allowance due to the uncertainty of its realization.

                 Deferred Registration Costs

     As of June 30, 1997, the Company has incurred deferred registration costs of $112,224 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

     2. Organization and Business Operations. Paragon Acquisition Company, Inc. (the "Company") was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At June 30, 1997, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. Loan Due to Par Holding Co., LLC. On June 4, 1997, PAR Holding Co., LLC loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000, which Note bears interest at the annual rate of 5.5%, compounded monthly, and is payable on demand.

     4. Commitment. The Company presently occupies office space provided by a stockholder. Such stockholder has agreed that, until the acquisition of a Target Business by the Company, it will make such office space, as well as certain office and secretarial service, available to the Company, as may be required by the Company from time to time at no charge.

     5. Preferred Stock. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     6. Common Stock. On June 25, 1996 the Company issued 2,900,000 shares of Common Stock, par value $.01 per share, to PAR Holding Co., LLC for a consideration of $150,000. On March 6, 1997 the Company issued a further 514,191 shares of Common Stock, par value $.01 per share, to St. Lawrence Seaway Corporation for a total consideration of $5,141.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS
---------------------

     The Company was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. At June 30, 1997, the Company had not yet commenced any formal business operations and all activities to date relate to the Company's formation and proposed fund raising.

                        PARAGON ACQUISITION COMPANY, INC.



PART II.  OTHER INFORMATION
---------------------------

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


                                         PARAGON ACQUISITION COMPANY,
                                         INC.

                                         Registrant

Date: 8/14/97                            /s/ Mitchell A. Kuflik
                                         -----------------------------------
                                         Mitchell A. Kuflik
                                         President


Date: 8/14/97                            /s/ Peter A. Hochfelder
                                         -----------------------------------
                                         Peter A. Hochfelder,
                                         Vice President and Treasurer