Form 10-Q
period 1997-09-30
PARAGON ACQUISITION CO INC
filed 1997-11-14
CIK 1017484

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -----------------------------


                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 1997                                Commission File No.  333-7775
------------------                                -----------------------------

                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     DELAWARE                                           13-3895049
     --------                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

277 Park Avenue
New York, NY                                                     10017
------------                                                     -----
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

         Yes     X                  No
            --------                  ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                  Outstanding at September 30, 1997
     -----                                  ---------------------------------

Common Stock, $.01 par value                           3,414,191









                        PARAGON ACQUISITION COMPANY, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION (UNAUDITED)                                  PAGE
------------------------------                                              ----

Balance Sheet - September 30, 1997 .......................................     3

Statements of Operation - Three months and period
ended September 30,1996; Three months and
nine months ended September30, 1997; and Period
from June 19, 1996 (inception) to September 30, 1997......................     4

Statement of Stockholders' Equity - Period from
June 19, 1996 (inception) to September 30, 1997...........................     5

Statements of Cash Flows - Period ended  September  30,
1996;  Nine months ended September 30, 1997 and Period
from June 19, 1996 (inception) to September 30, 1997......................     6

Notes to Financial Statements...........................................     7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................     10

PART II.  OTHER INFORMATION..............................................     11

Signatures...............................................................     12

Exhibit (27).............................................................     13










                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 1997

                                     ASSETS
                                     ------

Current Assets
   Cash ........................................................................     $   3,811
   Prepayments .................................................................        45,500
                                                                                     ---------
Total Current Assets ...........................................................        49,311
Deferred registration costs ....................................................       118,612
                                                                                     ---------
                                                                                     $ 167,923
                                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accrued expenses ...........................................................     $     701
    Loan due to PAR Holding Co., LLC, plus accrued interest (Note 3) ...........        61,070
                                                                                     ---------
Total Current Liabilities ......................................................     $  61,771
                                                                                     =========
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191 .................................................     $  34,141
      Additional paid-in capital ...............................................       121,000
      Deficit accumulated during the development stage .........................       (48,989)
                                                                                     ---------
      Total stockholders' equity ...............................................       106,152
                                                                                     ---------
                                                                                     $ 167,923
                                                                                     =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       PARAGON ACQUISITION COMPANY, INC.
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Period from                                                Period from
                                  Three Months       June 19, 1996     Three  Months       Nine Months          June 19, 1996
                                  Ended             (inception) to     Ended               Ended               (inception) to
                                  Sept. 30, 1996     Sept. 30, 1996    Sept. 30, 1997      Sept. 30, 1997       Sept. 30, 1997
                                  --------------     --------------    --------------      --------------       --------------
General and administrative
 expenses                          $    1,142          $    6,142         $   22,802         $   40,359           $    47,919

Interest expense                            0                   0              1,070              1,070                 1,070
                                  -----------         -----------        -----------        -----------           -----------

Net loss for the period            $    1,142          $    6,142         $   23,872         $   41,429           $    48,989
                                  ===========         ===========        ===========        ===========            ===========

Net loss per common Share         ($     0.00)        ($     0.00)       ($     0.01)       ($     0.01)
                                  -----------         -----------        -----------        -----------

Weighted average
common shares outstanding           2,900,000           2,900,000          3,414,191          3,291,314
                                  ===========         ===========        ===========        ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

           PERIOD FROM JUNE 19, 1996 (INCEPTION) TO SEPTEMBER 30, 1997

                                                                                                     Deficit
                                                                                                    Accumulated
                                                            Common Stock             Additional     During the           Total
                                                           ----------------           Paid-in       Development      Stockholders'
                                                        Shares          Amount         Capital          Stage             Equity
                                                        ------          ------         -------          -----             ------

Issuance of founders' shares .....................     2,900,000       $  29,000       $ 121,000           --           $ 150,000

Net loss for the period June 19, 1996
 (inception)to December 31, 1996 .................          --              --              --         ($  7,560)       (   7,560)
                                                       ---------       ---------       ---------       ---------        ---------

Balance December 31, 1996 ........................     2,900,000       $  29,000       $ 121,000       ($  7,560)         142,440

Issuance of Shares ...............................       514,191           5,141            --              --              5,141

Net loss for the nine months ended
 September 30, 1997 (Unaudited) ..................          --              --              --         ($ 41,429)       ($ 41,429)
                                                       ---------       ---------       ---------       ---------        ---------

Balance September 30, 1997
 (Unaudited) .....................................     3,414,191       $  34,141       $ 121,000       ($ 48,989)       $ 106,152
                                                       =========       =========       =========       =========        =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Period from                         Period from
                                                          June 19, 1996      Nine Months        June 19, 1996
                                                         (inception) to        Ended          (inception) too
                                                         Sept. 30, 1996     Sept. 30, 1997     Sept. 30, 1997
                                                         --------------     --------------     --------------
Cash flows from operating activities:
     Net loss ............................................  $  (6,142)         $ (41,429)          $ (48,989)
                                                            ---------          ---------           ---------
     Adjustments to reconcile net loss to net cash
        used in operating activities
     Increase in prepayments .............................          0            (45,500)            (45,500)
     Increase in accrued expenses and interest ...........          0              1,771               1,771
                                                            ---------          ---------           ---------
Net Cash used in operating activities ....................  $  (6,142)         $ (85,158)          $ (92,718)
                                                            ---------          ---------           ---------


Cash flows from financing activities:
     Proceeds from sale of common stock ..................  $  75,000          $   5,141           $ 155,141
     Loan from PAR Holding Co., LLC ......................          0             60,000              60,000
     Deferred registration costs .........................    (32,151)           (54,939)           (118,612)
                                                            ---------          ---------           ---------

Net cash provided by financing activities ................  $  42,849          $  10,202           $  96,529
                                                            ---------          ---------           ---------

     Net increase (decrease) in cash .....................     36,707            (74,956)              3,811
                                                            ---------          ---------           ---------

Cash, beginning of period ................................          0             78,767           $       0
                                                            ---------          ---------           ---------

Cash, end of period ......................................  $  36,707          $   3,811           $   3,811
                                                            =========          =========           =========


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

                 Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $49,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $20,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 Deferred Registration Costs

     As of September 30, 1997, the Company has incurred deferred registration costs of $118,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

     2. Organization and Business Operations. Paragon Acquisition Company, Inc. (the "Company") was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At September 30, 1997, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. Loan Due to PAR Holding Co., LLC. On June 4, 1997, PAR Holding Co., LLC loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. The Note bears interest at the annual rate of 5.5%, compounded monthly, and is payable on demand.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

     The Company was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. At September 30, 1997, the Company had not yet commenced any formal business operations and all activities to date relate to the Company's formation and proposed fund raising.

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


                                    PARAGON ACQUISITION COMPANY,
                                    INC.

                                    Registrant

Date: 11/14/97                      /s/ Mitchell A. Kuflik
                                    --------------------------
                                    Mitchell A. Kuflik
                                    President


Date: 11/14/97                      /s/ Peter A. Hochfelder
                                    --------------------------
                                    Peter A. Hochfelder,
                                    Vice President and Treasurer