Form 10-K405
period 1997-12-31
PARAGON ACQUISITION CO INC
filed 1998-03-27
CIK 1017484

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________

    Commission file number 333-7775

                        PARAGON ACQUISITION COMPANY, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               13-3895049
   (State or other jurisdiction            (I.R.S. Employer Identification
  of corporation or organization)                      Number)

             277 Park Avenue                             10017
              New York, NY                             (Zip Code)
 (Address of principal executive offices)

                                 (212) 350-5367
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                                                              Name of Exchange on
                     Title of each class                        Which Registered
                     -------------------                        ----------------
          Common Stock, par value $.01 per share                       None

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

The aggregate market value of Common stock held by non-affiliates of the registrant as of December 31, 1997:
Not Applicable

The number of shares of Common Stock of the registrant outstanding as of December 31, 1997 was 3,414,191

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                            Paragon Acquisition Company, Inc.


                                     Part I


Item 1 - Business

     GENERAL

     Paragon Acquisition Company, Inc. ("Paragon") was formed on June 19, 1996 to serve as a vehicle to seek and effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). PAR Holding Company, LLC ("PAR Holding") has contributed $150,000 to Paragon in exchange for 2,900,000 shares of Common Stock (the "Shares"). Such funds were used for the costs of the organization of Paragon and the registration of the distribution of its Shares described below.

     On March 6, 1997, The St. Lawrence Seaway Corporation purchased 514,191 Shares of Paragon for a price of $.01 per Share. On March 21, 1997, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 filed by Paragon, registering the distribution of the 514,191 Shares and subscription rights to purchase additional Shares to St. Lawrence stockholders (the "Distribution").

     Because Paragon does not yet have a specific operating business, the Distribution of Shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended. As a result, the Shares and any Shares issuable upon exercise of subscription rights, will be held in escrow and are non-transferable until after the completion of a Business Combination. The subscription rights are also being held in escrow and are non-transferable by their terms. The subscription rights will not become exercisable until a Target Business is identified and a proposed Business Combination fully disclosed in a post-effective amendment to Paragon's Registration Statement. The net proceeds from the exercise of subscription rights will remain in an escrow account subject to release upon consummation of a Business Combination.

     BUSINESS OBJECTIVE OF PARAGON

     Paragon intends to utilize the net proceeds from the exercise of the subscription rights, if any, and bank borrowings or a combination thereof, if necessary, in effecting a Business Combination. Paragon will seek to acquire a Target Business primarily located in the United States but its efforts will not be limited to a particular industry. In seeking a Target Business, Paragon will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: health care and health products, educational services, environmental services, consumer related products and services (including food service, amusement and/or recreational services), personal care services, voice and data information processing and transmission and related technology development, (ii) engage in wholesale or retail distribution or, (iii) engage in the financial services or similar industries.

      To date, Paragon has reviewed a selection of potential target businesses but has not had any substantive negotiations with representatives of any entity regarding a Business Combination.

Item 2 - Properties

     None.

Item 3 - Legal Proceedings

     Paragon is not a party to, or the subject of, any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     Part II

Item 5 - Market For the Company's Common Equity and Related Stockholder Matters.

     Market Information

     Not Applicable.

     Dividends

     None.

     Number of Stockholders

         As of March 7, 1998, there were approximately 1,348 holders of record of Paragon's Common Stock.

Item 6 - Selected Financial Data

     Not Applicable.

Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 1997

     Results of Operations

     Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At December 31, 1997, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

Liquidity and Capital Resources

     At December 31, 1997, Paragon had a net working capital shortfall of approximately $60,000, the major portion of which was the cost of registration of its securities and compliance with the reporting requirements of the Securities and Exchange Commission. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon, has loaned Paragon a total of $105,000 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, and a $35,000 loan in March, 1998. All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

Item 8 - Financial Statements and Supplementary Data

     Annexed hereto starting on Page 12.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The officers and directors of Paragon, and further information concerning them are as follows:

      Name                       Age          Position
      ----                       ---          --------
Mitchell A. Kuflik               35           President, Assistant Secretary, Director

Peter A. Hochfelder              36           Vice President, Treasurer, Director

Robert J. Sobel                  34           Vice President, Director

Joseph F. Mazzella               45           Secretary, Director


      Mitchell A. Kuflik has been President, Assistant Secretary and a Director of Paragon since its inception. Mr. Kuflik has been Vice President and Secretary of Brahman Securities, Inc., an institutional brokerage firm since December, 1987; Vice President of Brahman Capital Corp., an investment banking firm since 1990; and a general partner of Brahman Partners, a private limited partnership, since 1991. All of such entities are located in New York. Mr. Kuflik also serves as a director of Covenant Insurance Company, a privately-held company in Cambridge, Massachusetts. Mr. Kuflik earned an A.B. in Economics from Harvard University in 1984.

      Peter A. Hochfelder has been a Vice President, Treasurer and Director of Paragon since its inception. Mr. Hochfelder has been Vice President and Treasurer of Brahman Securities, Inc., an institutional brokerage firm since December, 1987; President of Brahman Capital Corp., an investment banking firm since 1990; and a general partner of Brahman Partners, a private limited partnership, since 1991. All of such entities are located in New York. Mr. Hochfelder earned a B.S. degree in Economics from the University of Pennsylvania in 1984.

      Robert J. Sobel has been a Vice President and a Director of Paragon since inception. Mr. Sobel has served as President of Brahman Securities, Inc., an institutional securities firm since 1987; Vice President of Brahman Capital Corp., an investment banking firm since 1990; and a general partner of Brahman Partners, a private investment partnership, since 1991. All of such entities are located in New York. Mr. Sobel earned a bachelor's degree with a major in International Relations and a concentration at the Wharton School of Business from the University of Pennsylvania in 1985.

      Joseph F. Mazzella has been Secretary and a Director of Paragon since inception. Since 1985, Mr. Mazzella has been a partner at the law firm of Lane Altman & Owens LLP in Boston, Massachusetts. Prior to joining Lane Altman & Owens LLP in 1980, Mr. Mazzella was an attorney with the Securities and Exchange Commission. Mr. Mazzella serves as a Director and Chairman of the

Compensation Committee of Alliant Techsystems Inc., a NYSE listed company. Mr. Mazzella received a B.S. degree from the College of the City of New York in 1974 and received his law degree from Rutgers University School of Law in 1977.

Item 11 - Executive Compensation

      Not Applicable.

      No director or officer of Paragon has received any cash compensation from Paragon since its inception for services rendered. Prior to the consummation of a Business Combination, none of Paragon's officers or directors will receive any compensation. None of Paragon's officers or directors will receive any consulting or finder's fees in connection with introducing Paragon to, or evaluating, a Target Business or consummating a Business Combination. A law firm of which Joseph F. Mazzella, a director of Paragon, is a partner has performed services in connection with the Distribution, and the on-going reporting requirements of Paragon and may do so in connection with a Business Combination. Paragon has no plan, agreement, or understanding, express or implied, with any officer, director, or promoter, or their affiliates or associates, regarding compensation or the issuance to such persons of any authorized and unissued Share of Paragon, and Paragon is unaware of any circumstance under which Shares would be issued to such persons. There is no understanding between Paragon and any of its present stockholders regarding the sale of a portion or all of the Shares currently held by them in connection with any future participation by Paragon in a business. There are no other plans, understandings, or arrangements whereby any of Paragon's officers, directors, principal stockholders, or promoters, or any of their affiliates or associates, would receive funds, stock or other assets in connection with Paragon's participation in a business. No advances have been made or contemplated by Paragon to any of its officers, directors, principal stockholders, or promoters, or any of their affiliates or associates.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information obtained from the persons named below, with respect to beneficial ownership of Shares by (i) each person known by Paragon to be the owner of more than 5% of the outstanding shares, (ii) each director and (iii) all executive officers and directors as a group, as of March 21, 1998:

                               Amount and
                               Nature of
                               Beneficial                Percentage of Outstanding
      Name and Address         Ownership                  Shares of Common Stock(1)
      ----------------         ---------                  -------------------------
PAR Holding Company, LLC       2,900,000                             85%
277 Park Avenue
New York, NY 10017

Mitchell A. Kuflik(2)          2,900,000(3)                          85%

Peter A. Hochfelder(2)         2,900,000(3)                          85%

Robert J. Sobel(2)             2,900,000(3)                          85%

All executive officers and
directors as a group           2,900,000                             85%
(3 persons)


(1) Does not reflect the exercise of subscription rights since such rights are not currently exercisable.

(2) Each of the individuals listed has an address in care of Paragon.

(3) Ownership by Messrs. Kuflik, Hochfelder and Sobel is indirect as a result of their membership interest in PAR Holding, Messrs. Kuflik, Hochfelder and Sobel disclaim individual beneficial ownership of any Common Stock of Paragon.


Item 13 - Certain Relationships and Related Transactions

      In June 1996, Paragon issued 2,900,000 shares of its Common Stock, $.01 par value, to PAR Holding for a purchase price of $150,000, consisting of $75,000 in cash and a Promissory Note for $75,000 originally due on July 31, 1996. Such Promissory Note was subsequently modified to provide for payment on demand of Paragon, in whole or in part, in amounts to pay expenses associated with the Distribution. The Promissory Note was paid in full on December 27, 1996. In March, 1997, Paragon issued 514,191 Shares of its Common Stock, $.01 par value, to St. Lawrence for a purchase price of $5,141 in cash. In June, 1997, November, 1997, and March, 1998, Paragon issued a promissory note to PAR Holding in exchange for loans for working capital purposes in the amounts of $60,000, $10,000 and $35,000 respectively. All such promissory notes bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements:                                   Page No.
     Report of Independent Certified Public Accountants     11
     Balance Sheets                                         12
     Statements of Operations                               13
     Statement of Shareholders' Equity                      14
     Statements of Cash Flows                               15

     Notes to Financial Statements                          16

(b) Reports on Form 8-K

          No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

(c) Exhibits

3.1(i)       Certificate of Incorporation of the Company*

3.1(i)(a)    Certificate of Amendment of Certificate of Incorporation*

3.2          By-Laws of the Company (includes description of Common Stock)*

4.1          Form of Common Stock Certificate (included in Exhibit 3.2)*

4.2          Form of Subscription Form*

10.1         Form of Escrow Agreement*

10.2         Form of Subscription Agency Agreement*

10.3         Form of Blue Sky Lock-Up Letter to St. Lawrence Stockholders*

10.4         Form of Blue Sky Lock-Up Escrow Agreement*

27.          Financial Data Schedule (filed herewith)

99.1         Promissory Note*

99.1(i)      Amendment to Promissory Note*

99.2         Subscription Agreement*

99.2(i)      Amendment to Subscription Agreement*

--------------

*Incorporated by reference to exhibits included in Paragon's Registration Statement on Form S-1, File No. 333-7775.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PARAGON ACQUISITION COMPANY, INC.

                                       Registrant

                                       /s/ Mitchell A. Kuflik
Date: 3/20/98                          ----------------------------------------
                                       Mitchell A. Kuflik
                                       President



Date: 3/20/98                          /s/ Peter A. Hochfelder
                                       ----------------------------------------
                                       Peter A. Hochfelder,
                                       Vice President and Treasurer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Paragon Acquisition Company, Inc.
New York, NY

     We have audited the accompanying balance sheets of Paragon Acquisition Company, Inc. (a corporation in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the period from June 19, 1996 (inception) to December 31, 1996 and the period from June 19, 1996 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Acquisition Company, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, for the period from June 19, 1996 (inception) to December 31, 1996 and the period from June 19, 1996 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                               BDO SEIDMAN, LLP

New York, New York
March 12, 1998

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                     BALANCE SHEETS


                                     ASSETS

                                                                                    December 31
                                                                               1996              1997
                                                                               ----              ----
Current Assets
   Cash ............................................................        $  78,767         $   7,418
   Prepayments .....................................................             --              26,000
                                                                            ---------         ---------

Total Current Assets ...............................................           78,767            33,418
Deferred registration costs ........................................           80,673           134,612
                                                                            ---------         ---------
                                                                            $ 157,440           168,030
                                                                            =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses ...............................................        $  17,000         $  21,250
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)  .............................             --              71,895
                                                                            ---------         ---------
Total Current Liabilities ..........................................        $  17,000            93,145
                                                                            =========         =========

Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 2,900,000 and 3,414,191 .......................           29,000            34,141
      Additional paid-in capital ...................................          121,000           121,000
      Deficit accumulated during the development stage .............           (7,560)          (80,256)
                                                                            ---------         ---------
      Total stockholders' equity ...................................          142,440            74,885
                                                                            ---------         ---------
                                                                              159,440           168,030
                                                                            =========         =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                                   Period from                                   Period from
                                                  June 19, 1996               Year               June 19, 1996
                                                  (inception) to              ended             (inception) to
                                                 December 31, 1996      December 31, 1997      December 31, 1997
                                                 -----------------      -----------------      -----------------
General and administrative
 expenses ..................................        $     7,560            $    70,801            $    78,361

Interest expense ...........................                  0                  1,895                  1,895
                                                    -----------            -----------            -----------

Net loss for the period ....................        $     7,560            $    72,696            $    80,256
                                                    ===========            ===========            ===========

Net loss per common share, basic and diluted       ($      0.00)          ($     0.02)
                                                    -----------            ----------

Weighted average
common shares outstanding ..................          2,900,000              3,324,031
                                                      =========              =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

           PERIOD FROM JUNE 19, 1996 (INCEPTION) TO DECEMBER 31, 1997

                                                                                                DEFICIT
                                                                                               ACCUMULATED
                                                                               ADDITIONAL      DURING THE           TOTAL
                                                     COMMON STOCK               PAID-IN        DEVELOPMENT      STOCKHOLDERS'
                                               SHARES            AMOUNT         CAPITAL           STAGE             EQUITY
                                               ------            ------         -------           -----             ------
Issuance of founders' shares ........        2,900,000        $  29,000        $ 121,000             --           $ 150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996  ..             --               --               --          ($  7,560)        (   7,560)
                                             ---------        ---------        ---------        ---------         ---------

Balance December 31, 1996 ...........        2,900,000        $  29,000        $ 121,000        ($  7,560)          142,440

Issuance of Shares to Investor ......          514,191        $   5,141             --               --           $   5,141

Net loss for the year ended
December 31, 1997 ...................             --               --               --          ($ 72,696)        ($ 72,696)
                                             ---------        ---------        ---------        ---------         ---------

Balance December 31, 1997 ...........        3,414,191        $  34,141        $ 121,000        ($ 80,256)        $  74,885
                                             =========        =========        =========        =========         =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS



                                                      Period from                         Period from
                                                      June 19, 1996      Year             June 19, 1996
                                                      (inception) to     Ended            (inception) to
                                                      Dec. 31, 1996      Dec. 31, 1997    Dec. 31, 1997
                                                      -------------      -------------    -------------
Cash flows from operating activities:
   Net loss ....................................        $  (7,560)        $ (72,696)        $ (80,256)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Increase in prepayments .....................                0           (26,000)          (26,000)
   Increase in accrued expenses and interest ...                0             7,145             7,145
                                                        ---------         ---------         ---------
Net Cash used in operating activities ..........        $  (7,560)        $ (91,551)        $ (99,111)
                                                        ---------         ---------         ---------


Cash flows from financing activities:
   Proceeds from sale of common stock ..........        $ 150,000         $   5,141         $ 155,141
   Loan from PAR Holding Co., LLC ..............                0            70,000            70,000
   Deferred registration costs .................          (63,673)          (54,939)         (118,612)
                                                        ---------         ---------         ---------

Net cash provided by financing activities ......        $  86,327         $  20,202         $ 106,529
                                                        ---------         ---------         ---------

   Net increase (decrease) in cash .............           78,967           (71,349)            7,418
                                                        ---------         ---------         ---------

Cash, beginning of period ......................                0            78,767                 0
                                                        ---------         ---------         ---------

Cash, end of period ............................        $  78,767         $   7,418         $   7,418
                                                        =========         =========         =========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   The Company incurred $17,000 and $16,000 during the period ended December 31, 1996 and year ended December 31, 1997, respectively in deferred registration costs (and related accrued expenses) which were non-cash financing activities.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS


   1.       Summary of Significant Accounting Policies.

            General

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has incurred a loss since its inception and there can be no assurance that the planned acquisition activities of the Company (see Note 2) will be successful in the near term. The Company has, however, other funding sources available, principally lending commitments from related parties, sufficient to sustain operations for at least the next twelve months.

            Income Taxes

   The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $80,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $32,000, has been offset by a valuation allowance due to the uncertainty of its realization.

            Deferred Registration Costs

   As of December 31, 1997, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

            Net Loss Per Common Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

            New Accounting Standards Not Yet Adopted

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new standard is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

   2. Organization and Business Operations. Paragon Acquisition Company, Inc. (the "Company") was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At December 31, 1997, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

3. Loan Due to PAR Holding Co., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997 a further $10,000 loan was received from PAR Holding Co., LLC. The loan bears interest at the annual rate of 5.5%, compounded monthly, and is payable on demand. During March, 1998, a further $35,000 loan was received from PAR Holding Co., LLC.

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