Form 10-Q
period 1998-03-31
PARAGON ACQUISITION CO INC
filed 1998-05-13
CIK 1017484

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                    ----------------------------------------

                                    FORM 10-Q
                                    ---------

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
March 31, 1998                                     Commission File No.  333-7775
--------------                                     -----------------------------

                        PARAGON ACQUISITION COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                   13-3895049
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          277 Park Avenue
            New York, NY                                    10017
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212)350-5367
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                No
             -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                           Outstanding at March 31, 1998
           -----                           -----------------------------

Common Stock, $.01 par value                         3,414,191

                       PARAGON ACQUISITION COMPANY, INC.
                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION (UNAUDITED)                                PAGE
------------------------------                                            ----

Balance Sheets- December 31, 1997 and March 31, 1998 ........................3

Statements of Operations - Quarters ended March 31, 1997
and March 31, 1998, and Period from June 19, 1996 (inception)
to March 31, 1998............................................................4

Statement of Stockholders' Equity - Period from
June 19, 1996 (inception) to March 31, 1998..................................5

Statements of Cash Flows - Quarters ended March 31,
1997 and March 31, 1998, and Period from June 19,
1996 (inception) to March 31, 1998...........................................6

Notes to Financial Statements..............................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................10

PART II.  OTHER INFORMATION.................................................11
---------------------------

Signatures..................................................................12

Exhibit (27)................................................................13

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                    December 31       March 31
                                                                                       1997             1998
                                                                                    -----------      ---------
                                                                                                     Unaudited
                                                                                                     ---------
Current Assets
   Cash ......................................................................       $  7,418        $  10,598
   Prepayments ...............................................................         26,000            6,500
                                                                                     --------        ---------

Total Current Assets .........................................................         33,418           17,098
Deferred registration costs ..................................................        134,612          134,612
                                                                                     --------        ---------
                                                                                     $168,030        $ 151,710
                                                                                     ========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accrued expenses ..........................................................       $ 21,250        $   7,910
   Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3) ........................................         71,895          100,164
                                                                                     --------        ---------
Total Current Liabilities ....................................................         93,145          108,074
                                                                                     --------        ---------
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
   Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
   Common stock, $.01 par value shares - authorized 20,000,000:
       outstanding 3,414,191 and 3,414,191 ...................................         34,141           34,141
   Additional paid-in capital ................................................        121,000          121,000
   Deficit accumulated during the development stage ..........................        (80,256)        (111,505)
                                                                                     --------        ---------
   Total stockholders' equity ................................................         74,885           43,636
                                                                                     --------        ---------
                                                                                     $168,030        $ 151,710
                                                                                     ========        =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                      Period from
                                                         Quarter                 Quarter             June 19, 1996
                                                          ended                   ended              (inception) to
                                                      March 31, 1997          March 31, 1998         March 31, 1998
                                                      --------------          --------------         --------------

General and administrative expenses ...............     $    1,927              $   29,950              $108,311

Interest expense ..................................              0                   1,299                 3,194
                                                        ----------              ----------              --------

Net loss for the period ...........................     $    1,927              $   31,249              $111,505
                                                        ==========              ==========              ========

Net loss per common share, basic and diluted ......     $    (0.00)             $    (0.01)
                                                        ----------              ----------

Weighted average common shares outstanding ........      3,042,831               3,414,191
                                                        ==========              ==========












                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             PERIOD FROM JUNE 19, 1996 (INCEPTION) TO MARCH 31, 1998

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                         COMMON STOCK            ADDITIONAL       DURING THE         TOTAL
                                                  ------------------------        PAID-IN       DEVELOPMENT      STOCKHOLDERS'
                                                    SHARES          AMOUNT         CAPITAL          STAGE            EQUITY
                                                  ---------        -------       ----------      -----------      -------------

Issuance of founders' shares ...............      2,900,000        $29,000        $121,000                -         $ 150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996 ..........              -              -               -        $  (7,560)           (7,560)
                                                  ---------        -------      -----------       ---------         ---------

Balance December 31, 1996 ..................      2,900,000        $29,000        $121,000        $  (7,560)          142,440

Issuance of Shares to Investor .............        514,191        $ 5,141               -                -         $   5,141

Net loss for the year ended
December 31, 1997 ..........................              -              -               -        $ (72,696)        ($ 72,696)
                                                  ---------        -------        --------        ---------         ---------

Balance December 31, 1997 ..................      3,414,191        $34,141        $121,000        $ (80,256)        $  74,885

Net Loss for the quarter
ended March 31, 1998 (unaudited) ...........              -              -               -          (31,249)          (31,249)
                                                  ---------        -------        --------        ---------         ---------

Balance, March 31, 1998 (unaudited) ........      3,414,191        $34,141        $121,000        $(111,505)        $  43,636
                                                  =========        =======        ========        =========         =========








                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         Period from
                                                                Quarter              Quarter            June 19, 1996
                                                                 Ended                Ended             (inception) to
                                                             March 31, 1997      March  31, 1998        March 31, 1998
                                                             --------------      ---------------        --------------

Cash flows from operating activities:
     Net loss ..............................................    $(1,927)             $(31,249)             $(111,505)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     (Increase) Decrease in prepayments ....................          0                19,500                 (6,500)
     Increase in accrued expenses and interest .............          0                 3,959                 11,104
                                                                -------              --------              ---------
Net Cash used in operating activities ......................    $(1,927)             $ (7,790)             $(106,901)
                                                                -------              --------              ---------


Cash flows from financing activities:
     Proceeds from sale of common stock ....................    $ 5,141              $      -              $ 155,141
     Loan from PAR Holding Co., LLC ........................          0                26,970                 96,970
     Deferred registration costs ...........................     12,000)              (16,000)              (134,612)
                                                                -------              --------              ---------

Net cash provided by (used in) financing activities ........    $(6,859)             $ 10,970              $ 117,499
                                                                -------              --------              ---------

     Net increase (decrease) in cash .......................     (8,786)                3,180                 10,598

Cash, beginning of period ..................................     78,767                 7,418                      0
                                                                -------              --------              ---------

Cash, end of period ........................................    $69,981              $ 10,598              $  10,598
                                                                =======              ========              =========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The Company incurred $5,000 during the quarter ended March 31, 1997, in deferred registration costs (and related accrued expenses) which were non-cash financing activities.





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS


     1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 Basis of Presentation

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the period ended December 31, 1997.

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

                 Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $112,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $45,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 Deferred Registration Costs

     As of March 31, 1998, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

                 Comprehensive Income

     Effective January 1, 1998, Paragon Acquisition Company, Inc. (the "Company") adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Adoption of the standard has had no effect on financial statement disclosures.

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At March 31, 1998, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOANS DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997 a further $10,000 loan was received from PAR Holding Co., LLC. and during March, 1998, a further $25,000 loan was received. The loan bears interest at the annual rate of 5.5%, compounded monthly, and is payable on demand. Subsequent to quarter end, on May 1, 1998, a further $100,000 was received from PAR Holding Co, LLC with similar terms.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At March 31, 1997, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, Paragon had a net working capital shortfall of approximately $90,976. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon, has loaned Paragon a total of $205,000 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $35,000 loan in March, 1998, and a $100,000 loan in May, 1998. All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

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

          Item 3.
          DEFAULTS UPON SENIOR SECURITIES - Not Applicable

          Item 4.
          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

          Item 5.
          OTHER INFORMATION - Not Applicable

          Item 6.
          EXHIBITS AND REPORTS ON FORM 8-K -

          Item 6 (a) Exhibits -
                (27) Financial Data Schedule

          Item 6 (b) Reports on Form 8-K -

          No reports on Form 8-K were required to be filed for the quarter for which this report is filed

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PARAGON ACQUISITION COMPANY, INC.

                                             Registrant

Date: 05/13/98                               /s/ Mitchell A. Kuflik
                                             -----------------------------------
                                             Mitchell A. Kuflik
                                             President



Date: 05/13/98                               /s/ Peter A. Hochfelder
                                             -----------------------------------
                                             Peter A. Hochfelder,
                                             Vice President and Treasurer