Form 10-Q
period 1998-06-30
PARAGON ACQUISITION CO INC
filed 1998-08-03
CIK 1017484

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          -----------------------------

                                    FORM 10-Q

                          -----------------------------


                   QUARTERLY REPORT UNDER SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
June 30, 1998                                     Commission File No.  333-7775
-----------------                                 -----------------------------


                        PARAGON ACQUISITION COMPANY, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                      13-3895049
          --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


     277 PARK AVENUE,  NEW YORK, NY                       10017
 --------------------------------------                 ----------
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

                     Yes  X               No
                         ----                 ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS                                  OUTSTANDING AT JUNE 30, 1998
          -----                                  ----------------------------
Common Stock, $.01 par value                               3,414,191

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
                                 FORM 10-Q INDEX
                                 ---------------


PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                  PAGE
------------------------------                                                                              ----

Balance Sheets- December 31, 1997 and June 30, 1998 ..........................................................3

Statements  of  Operations  - Three and six months ended June 30, 1997 and 1998, and Period from June 19, 1996
(inception) to June 30, 1998 .................................................................................4

Statement of Stockholders' Equity - Period from
June 19, 1996 (inception) to June 30, 1998....................................................................5

Statements  of Cash Flows - Six months ended June 30, 1997 and 1998,  and Period from June 19,
1996 (inception) to June 30, 1998.............................................................................6

Notes to Financial Statements...............................................................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.....................................................................................10

PART II.  OTHER INFORMATION..................................................................................11
---------------------------

Signatures...................................................................................................12

Exhibit (27).................................................................................................13


                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                              DECEMBER 31               JUNE 30
                                                                 1997                    1998
                                                              -----------               -------
                                                                                       UNAUDITED
                                                                                       ---------
Current Assets
   Cash...................................................... $   7,418              $   15,086
   Prepayments...............................................    26,000                  62,400
                                                              ---------              ----------

Total Current Assets ........................................    33,418                  77,486
Deferred registration costs..................................   134,612                 134,612
                                                                -------              ----------
                                                              $ 168,030              $  212,098
                                                              =========              ==========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities
    Accrued expenses......................................... $  21,250              $    2,010
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)........................    71,895                 202,457
                                                              ---------              ----------
Total Current Liabilities....................................    93,145                 204,467
                                                              ---------              ----------
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
   Preferred stock, $.01 par value shares - authorized 1,000,000;
      none issued
   Common stock, $.01 par value shares - authorized 20,000,000:
      outstanding 3,414,191 and 3,414,191....................    34,141                  34,141
   Additional paid-in capital................................   121,000                 121,000
   Deficit accumulated during the development stage..........   (80,256)               (147,510)
                                                              ---------              ----------
   Total stockholders' equity................................    74,885                   7,631
                                                              ---------              ----------
                                                              $ 168,030              $  212,098
                                                              =========              ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                PERIOD FROM
                                 THREE MONTHS      SIX MONTHS     THREE MONTHS   SIX MONTHS     JUNE 19, 1996
                                     ENDED            ENDED          ENDED          ENDED      (INCEPTION) TO
                                 JUNE 30, 1997    JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1998   JUNE 30, 1998
                                 -------------    -------------  -------------  -------------   -------------
General and administrative
expenses                        $   15,630        $    17,557       $  33,712     $   63,662     $  142,023

Interest expense                         0                  0           2,293          3,592          5,487
                                ----------        -----------       ---------     ----------     ----------

Net loss for the period         $   15,630        $    17,557       $  36,005     $   67,254     $  147,510
                                ==========        ===========       =========     ==========     ==========

Net loss per common share,
 basic and diluted                  ($0.00)            ($0.01)         ($0.01)        ($0.02)
                                ----------        -----------       ---------     ----------

Weighted average
common shares outstanding        3,042,831          3,229,537       3,414,191      3,414,191
                                ==========        ===========       =========     ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             PERIOD FROM JUNE 19, 1996 (INCEPTION) TO JUNE 30, 1998


                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                                      ADDITIONAL    DURING THE         TOTAL
                                                COMMON STOCK           PAID-IN     DEVELOPMENT      STOCKHOLDERS'
                                              SHARES    AMOUNT         CAPITAL        STAGE            EQUITY
                                              ------    ------        ---------    -----------      -------------

Issuance of founders' shares.............   2,900,000    $29,000       $121,000         --            $ 150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996........       --         --            --          ($7,560)           (7 ,560)
                                            ---------    -------       --------    ---------          ---------

Balance December 31, 1996................   2,900,000    $29,000       $121,000      ($7,560)           142,440

Issuance of Shares to Investor...........     514,191    $ 5,141         --             --            $   5,141

Net loss for the year ended
December 31, 1997 .......................       --         --            --         ($72,696)          ($72,696)
                                            ---------    -------       --------    ---------          ---------

Balance December 31, 1997................   3,414,191    $34,141       $121,000     ($80,256)         $  74,885

Net Loss for the six months
ended June 30, 1998 (unaudited)..........       --         --            --          (67,254)          ( 67,254)
                                            ---------    -------       --------    ---------          ---------

Balance, June 30, 1998 (unaudited).......   3,414,191    $34,141       $121,000    ($147,510)         $   7,631
                                            =========    =======       ========    =========          =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           PERIOD FROM
                                                        SIX MONTHS     SIX MONTHS         JUNE 19, 1996
                                                          ENDED          ENDED            (INCEPTION) TO
                                                      JUNE 30, 1997   JUNE 30, 1998       JUNE 30, 1998
                                                      -------------   -------------       --------------

Cash flows from operating activities:
     Net loss.....................................     $  (17,557)    $ (67,254)            $(147,510)
                                                       ----------     ---------             ---------
     Adjustments to reconcile net loss to net cash
        used in operating activities
     (Increase) Decrease in prepayments...........        (65,000)      (36,400)              (62,400)
     Increase (decrease)in accrued expenses and
     interest.....................................          2,630       (15,648)                7,497
                                                       ----------     ---------             ---------
Net cash used in operating activities.............        (79,927)     (119,302)             (202,413)
                                                       ----------     ---------             ---------


Cash flows from financing activities:
     Proceeds from sale of common stock ..........     $    5,141     $   --                $ 155,141
     Loan from PAR Holding Co., LLC...............         60,000       126,970               196,970
     Deferred registration costs .................        (48,551)        --                 (134,612)
                                                       ----------     ---------             ---------

Net cash provided by financing activities.........     $   16,590     $ 126,970             $ 217,499


     Net increase (decrease) in cash..............        (63,337)        7,668                15,086

Cash, beginning of period.........................         78,767         7,418                     0
                                                       ----------     ---------             ---------

Cash, end of period...............................     $   15,430     $  15,086             $  15,086
                                                       ==========     =========             =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS


     1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
                 -------------------------------------------

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

                 GENERAL

     The accompanying financial statements have been prepared assuming that Paragon Acquisition Company, Inc. (the "Company") will continue as a going concern. The Company is in the development stage and has incurred a loss since its inception and there can be no assurance that the planned acquisition activities of the Company (see Note 2) will be successful in the near term. The Company has, however, other funding sources available, principally lending commitments from related parties, sufficient to sustain operations for at least the next twelve months.

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $148,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $59,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     As of June 30, 1998, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

                 NET LOSS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented to conform to the Statement 128 requirements.

                 COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Adoption of the standard has had no effect on financial statement disclosures.

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At June 30, 1998, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOANS DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November 1997, March 1998 and May 1998, further loans of $10,000, $26,970 and $100,000, respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At June 30, 1998, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, Paragon had a working capital shortfall of $126,981 and an accumulated deficit, since inception of $147,510, which consisted primarily of general and administrative expenses of $142,023 including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon, has loaned Paragon a total of $196,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, and a $100,000 loan in May, 1998. All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

PARAGON ACQUISITION COMPANY, INC.


PART II.  OTHER INFORMATION
---------------------------

            ITEM 1.
            Legal Proceeding - Not Applicable
            ----------------

            ITEM 2.
            Changes in Securities - Not Applicable
            ---------------------

            ITEM 3.
            Defaults upon Senior Securities - Not Applicable
            -------------------------------

            ITEM 4.
            Submission of Matters to a Vote of Security Holders - Not Applicable
            ---------------------------------------------------

            ITEM 5.
            Other Information - Not Applicable
            -----------------

            ITEM 6.
            Exhibits and Reports on Form 8-K -
            --------------------------------

            ITEM 6(A) EXHIBITS -

                 (27) Financial Data Schedule

            ITEM 6(B) REPORTS ON FORM 8-K -

            No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PARAGON ACQUISITION COMPANY, INC.
                                               ---------------------------------

                                               Registrant

Date: 08/03/98                                 /S/  Mitchell A. Kuflik
                                               ---------------------------------
                                                    Mitchell A. Kuflik
                                                    President


Date: 08/03/98
                                               /S/  Peter A. Hochfelder
                                               ---------------------------------
                                                    Peter A. Hochfelder
                                                    Vice President and Treasurer