Form 10-Q
period 1998-09-30
PARAGON ACQUISITION CO INC
filed 1998-11-05
CIK 1017484

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 ==============
                                    FORM 10-Q
                                 ==============


                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 1998                               Commission File No.  333-7775
------------------                               -----------------------------


                        PARAGON ACQUISITION COMPANY, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                        13-3895049
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           277 Park Avenue
            New York, NY                                   10017
----------------------------------------                 ----------
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

         Yes     X                  No
               -----                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                            Outstanding at September 30, 1998
          -----                            ---------------------------------
Common Stock, $.01 par value                         3,414,191

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
                                 FORM 10-Q INDEX
                                 ---------------

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                  PAGE
-------  ---------------------------------                                                                  ----
Balance Sheets- December 31, 1997 and September 30, 1998 ..................................................   3

Statements  of  Operations - Three and nine months ended
September 30, 1997 and 1998, and Period from June 19, 1996
(inception) to September 30, 1998 .........................................................................   4

Statement of Stockholders' Equity (deficit) - Period from
June 19, 1996 (inception) to September 30, 1998............................................................   5

Statements of Cash Flows - Nine months ended  September  30,
1997 and 1998,  and Period from June 19,
1996 (inception) to September 30, 1998.....................................................................   6

Notes to Financial Statements.............................................................................. 7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................................................  10

PART II.  OTHER INFORMATION................................................................................  11

Signatures.................................................................................................  12

Exhibit (27)...............................................................................................  13

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                 BALANCE SHEETS

                                                     ASSETS
                                                     ------
                                                                      DECEMBER 31           SEPTEMBER 30
                                                                         1997                   1998
                                                                         ----                   ----
                                                                                              UNAUDITED
                                                                                              ---------
Current Assets
   Cash.......................................................         $  7,418                $  5,321
   Prepayments................................................           26,000                  43,680


Total Current Assets .........................................           33,418                  49,001
Deferred registration costs...................................          134,612                 134,612
                                                                       --------                --------
                                                                       $168,030                $183,613
                                                                       ========                ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Current liabilities
    Accrued expenses.................................................  $ 21,250                $  1,800
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)................................    71,895                 215,241
                                                                       --------                --------
Total Current Liabilities............................................    93,145                 217,041
                                                                       --------                --------
Commitment (Note 4)
Stockholders' equity  (deficit)(Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191 and 3,414,191.........................    34,141                  34,141
      Additional paid-in capital.....................................   121,000                 121,000
      Deficit accumulated during the development stage...............   (80,256)               (188,569)
                                                                       --------                --------
      Total stockholders' equity (deficit)...........................    74,885                 (33,428)
                                                                       --------                --------
                                                                       $168,030                $183,613
                                                                       ========                ========


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                       STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)
                                                                                                                    PERIOD FROM
                                                   THREE MONTHS     NINE MONTHS    THREE MONTHS    NINE MONTHS     JUNE 19, 1996
                                                      ENDED            ENDED          ENDED           ENDED       (INCEPTION) TO
                                                  SEPT. 30, 1997  SEPT. 30, 1997  SEPT. 30, 1998  SEPT. 30, 1998  SEPT. 30, 1998
                                                  --------------  --------------  --------------  --------------  --------------
General and administrative
expenses                                           $   22,802       $   40,359      $   38,275      $  101,937      $  180,298

Interest expense                                        1,070            1,070           2,784           6,376           8,271
                                                   ----------       ----------      ----------      ----------      ----------
Net loss for the period                            $   23,872       $   41,429      $   41,059      $  108,313      $  188,569
                                                   ----------       ----------      ----------      ----------      ----------
*
Net loss per common share,
 basic and diluted                                     ($0.01)          ($0.01)         ($0.01)         ($0.03)
                                                   ----------       ----------      ----------      ----------
Weighted average
common shares outstanding                           3,414,191        3,291,314       3,414,191       3,414,191
                                                   ==========       ==========      ==========      ==========


                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                          PERIOD FROM JUNE 19, 1996 (INCEPTION) TO SEPTEMBER 30, 1998

                                                                                  DEFICIT
                                                                                ACCUMULATED
                                               COMMON STOCK       ADDITIONAL     DURING THE       TOTAL
                                             ----------------      PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                                             SHARES    AMOUNT      CAPITAL         STAGE         EQUITY (DEFICIT)
                                             ------    ------      -------         -----         ------

Issuance of founders' shares.............  2,900,000   $29,000     $121,000             --      $150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996........         --        --           --        ($7,560)       (7,560)
                                           ---------   -------     --------       --------      --------
Balance December 31, 1996................  2,900,000   $29,000     $121,000        ($7,560)      142,440

Issuance of Shares to Investor...........    514,191   $ 5,141           --             --        $5,141

Net loss for the year ended
December 31, 1997 .......................         --        --           --       ($72,696)     ($72,696)
                                           ---------   -------     --------       --------      --------
Balance December 31, 1997................  3,414,191   $34,141     $121,000       ($80,256)     $ 74,885

Net Loss for the nine months
ended September 30, 1998 (unaudited).....         --        --           --       (108,313)     (108,313)
                                           ---------   -------     --------       --------      --------

Balance, September 30, 1998 (unaudited)..  3,414,191   $34,141     $121,000      ($188,569)     ($33,428)
                                           =========   =======     ========      =========      ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                      PERIOD FROM
                                                      NINE MONTHS   NINE MONTHS      JUNE 19, 1996
                                                         ENDED         ENDED        (INCEPTION) TO
                                                    SEPT. 30, 1997  SEPT. 30, 1998  SEPT. 30, 1998
                                                    --------------  --------------  --------------
Cash flows from operating activities:
     Net loss.....................................     $ (41,429)    $(108,313)        $(188,569)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     Increase in prepayments......................       (45,500)      (17,680)          (43,680)
     Increase (decrease)in accrued expenses and
     interest.....................................         1,771       (13,074)           10,071
                                                       ---------     ---------         ---------
Net cash used in operating activities.............       (85,158)     (139,067)         (222,178)
                                                       ---------     ---------         ---------
Cash flows from financing activities:
     Proceeds from sale of common stock   ........     $   5,141     $      --         $ 155,141
     Loan from PAR Holding Co., LLC...............        60,000       136,970           206,970
     Deferred registration costs .................       (54,939)           --          (134,612)
                                                       ---------     ---------         ---------

Net cash provided by financing activities.........     $  10,202     $ 136,970         $ 227,499
                                                       ---------     ---------         ---------

     Net increase (decrease) in cash..............       (74,956)       (2,097)            5,321

Cash, beginning of period.........................        78,767         7,418                 0
                                                       ---------     ---------         ---------

Cash, end of period...............................     $   3,811     $   5,321         $   5,321
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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $189,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $76,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     As of September 30, 1998, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At September 30, 1998, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOANS DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November 1997, March 1998, May 1998 and September 1998, further loans of $10,000, $26,970, $100,000 and $10,000, respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998
--------------------------------------------------

Results of Operations
---------------------

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At September 30, 1998, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, Paragon had a working capital shortfall of $168,040 and an accumulated deficit, since inception of $188,569, which consisted primarily of general and administrative expenses of $180,298 including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon, has loaned Paragon a total of $206,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a
$100,000 loan in May, 1998, and a $10,000 loan in September 1998. All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

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

                                        PARAGON ACQUISITION COMPANY, INC.
                                        ---------------------------------

                                        Registrant


Date: 11/05/98                          /s/ Mitchell A. Kuflik
                                        ---------------------------------
                                        Mitchell A. Kuflik
                                        President


Date: 11/05/98                          /s/Peter A. Hochfelder
                                        ---------------------------------
                                        Peter A. Hochfelder,
                                        Vice President and Treasurer