Form 10-K
period 1998-12-31
PARAGON ACQUISITION CO INC
filed 1999-03-22
CIK 1017484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from _____________ to ____________


                         Commission file number 333-7775
                         -------------------------------


                       PARAGON ACQUISITION COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3895049
          --------                                       ----------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of corporation or organization)


           277 Park Avenue                                10017
    ------------------------------                        -----
            New York, NY                               (Zip Code)
(Address of principal executive offices)


                                 (212) 350-5367
               (Registrant's telephone number including area code)


          Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of Exchange on
        Title of each class                             Which Registered
        -------------------                           -------------------
Common Stock, par value $.01 per share                       None


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

The aggregate market value of Common stock held by non-affiliates of the registrant as of December 31, 1998: Not Applicable

The number of shares of Common Stock of the registrant outstanding as of December 31, 1998 was 3,414,191

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                        Paragon Acquisition Company, Inc.
                        ---------------------------------

                                     Part I
                                     ------

ITEM 1 - BUSINESS

         GENERAL

        Paragon Acquisition Company, Inc. ("Paragon") was formed on June 19, 1996 to serve as a vehicle to seek and effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). PAR Holding Company, LLC ("PAR Holding") contributed $150,000 to Paragon in exchange for 2,900,000 shares of Common Stock (the "Shares"). Such funds were used for the costs of the organization of Paragon and the registration of the distribution of its Shares described below.

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

        Because Paragon does not yet have a specific operating business, the Distribution of Shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended. As a result, the Shares and any Shares issuable upon exercise of subscription rights, are being held in escrow and are non-transferable until after the completion of a business combination. The subscription rights are also being held in escrow and are non-transferable by their terms. The subscription rights will not become exercisable until a Target Business is identified and a proposed business combination fully disclosed in a post-effective amendment to Paragon's Registration Statement. The net proceeds from the exercise of subscription rights will remain in an escrow account subject to release upon consummation of a Business Combination.

        There is no current public trading market for Paragon's shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. In addition, because more than eighteen months have expired since Paragon's Registration Statement on Form S-1 was declared effective, it is possible that Rule 419 will prohibit the distribution, or require an additional or new registration statement to be filed and approved.

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

                                     Part II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Market Information
        ------------------
        Not Applicable.

        Dividends
        ---------
        None.

        Number of Stockholders

          As of March 7, 1999, there were approximately 1,348 holders of record of Paragon's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

        Not Applicable.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

        RESULTS OF OPERATIONS

        Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At December 31, 1998, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1998, Paragon had a net working capital shortfall of $186,768 and an accumulated deficit, since inception of $207,297, which consists primarily of general and administrative expenses of $196,242 including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $206,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a $100,000 loan in May, 1998, and a $10,000 loan in September 1998.

All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

YEAR 2000

Paragon has not commenced formal business operations and thus has no computer systems which could be affected by the Year 2000 problem. Paragon's transfer agent, Continental Stock Transfer and Trust Company, has reported that it conducted an extensive test in a Year 2000 environment in October, 1998, and confirmed that it is Year 2000 compliant; that is has been examined by the New York State Banking Department and been found to have made satisfactory progress on its Year 2000 plan; and that it has also made the appropriate filing with the SEC in accordance with Rule 17Ad-18.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  officers  and  directors  of  Paragon,   and  further   information
concerning them are as follows:

         Name                Age        Position
         ----                ---        --------
Mitchell A. Kuflik           36         President, Assistant Secretary, Director

Peter A. Hochfelder          37         Vice President, Treasurer, Director

Robert J. Sobel              35         Vice President, Director

Joseph F. Mazzella           46         Secretary, Director


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

         Joseph F. Mazzella has been Secretary and a Director of Paragon since inception. Since 1985, Mr. Mazzella has been a partner at the law firm of Lane Altman & Owens LLP in Boston, Massachusetts. Prior to joining Lane Altman & Owens LLP in 1980, Mr. Mazzella was an attorney with the Securities and Exchange Commission. Mr. Mazzella serves as a Director and Chairman of the

Compensation Committee of Alliant Techsystems Inc., a NYSE listed company. He is also a Director of Insurance Auto Auctions, Inc., a NASDAQ listed company. Mr. Mazzella received a B.S. degree from the College of the City of New York in 1974 and received his law degree from Rutgers University School of Law in 1977.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information obtained from the persons named below, with respect to beneficial ownership of Shares by (i) each person known by Paragon to be the owner of more than 5% of the outstanding shares, (ii) each director and (iii) all executive officers and directors as a group, as of March 21, 1999:

                                     Amount and
                                     Nature of
                                     Beneficial        Percentage of Outstanding
     Name and Address                Ownership         Shares of Common Stock(1)
     ----------------                ----------        -------------------------
PAR Holding Company, LLC             2,900,000                   85%
277 Park Avenue
New York, NY 10017

Mitchell A. Kuflik(2)                2,900,000(3)                85%

Peter A. Hochfelder(2)               2,900,000(3)                85%

Robert J. Sobel(2)                   2,900,000(3)                85%

All executive officers and
directors as a group                 2,900,000                   85%
(3 persons)

(1) Does not reflect the exercise of subscription rights since such rights are not currently exercisable.

(2) Each of the individuals listed has an address in care of Paragon.

(3) Ownership by Messrs. Kuflik, Hochfelder and Sobel is indirect as a result of their membership interest in PAR Holding Messrs. Kuflik, Hochfelder and Sobel disclaim individual beneficial ownership of any Common Stock of Paragon.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1996, Paragon issued 2,900,000 shares of its Common Stock, $.01 par value, to PAR Holding for a purchase price of $150,000, consisting of $75,000 in cash and a Promissory Note for $75,000 originally due on July 31, 1996. Such Promissory Note was subsequently modified to provide for payment on demand of Paragon, in whole or in part, in amounts to pay expenses associated with the Distribution. The Promissory Note was paid in full on December 27, 1996. In March, 1997, Paragon issued 514,191 Shares of its Common Stock, $.01 par value, to St. Lawrence for a purchase price of $5,141 in cash. In June, 1997, November, 1997, March, 1998, May, 1998 and September, 1998, Paragon issued promissory notes to PAR Holding in exchange for loans for working capital purposes in the amounts of $60,000, $10,000, $26,970, $100,000 and $10,000 respectively. All such promissory notes bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements:                                               Page No.

        Report of Independent Certified Public Accountants                 11
        Balance Sheets                                                     12
        Statements of Operations                                           13
        Statement of Stockholders' Equity (deficit)                        14
        Statements of Cash Flows                                           15

        Notes to Financial Statements                                      16

(b) Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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


                                             PARAGON ACQUISITION COMPANY, INC.
                                             -----------------------------------

                                             Registrant

Date: 3/22/99                                /s/ Mitchell A. Kuflik
                                             -----------------------------------
                                             Mitchell A. Kuflik
                                             President


Date: 3/22/99                                /s/ Peter A. Hochfelder
                                             -----------------------------------
                                             Peter A. Hochfelder,
                                             Vice President and Treasurer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Paragon Acquisition Company, Inc.
New York, NY

        We have audited the accompanying balance sheets of Paragon Acquisition Company, Inc. (a corporation in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997, the period from June 19, 1996 (inception) to December 31, 1996 and the period from June 19, 1996 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Acquisition Company, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, for the period from June 19, 1996 (inception) to December 31, 1996 and the period from June 19, 1996 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.



                                BDO SEIDMAN, LLP

New York, New York
March 5, 1999

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS


                                     ASSETS

                                                                               December 31
                                                                       1997                   1998
                                                                      -----                   ----
Current Assets
   Cash.........................................................    $ 7,418                   8,097
   Prepayments...................................................    26,000                  24,960
                                                                     ------                  ------

Total Current Assets ............................................    33,418                  33,057
Deferred registration costs.................................        134,612                 134,612
                                                                -----------                 -------
                                                                 $  168,030                 167,669


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accrued expenses.........................................      $ 21,250                   1,800
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3).......................         71,895                 218,025
                                                                     ------                 -------
Total Current Liabilities........................................    93,145                 219,825
                                                                     ------                 -------
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191 and 3,414,191.....................    34,141                  34,141
      Additional paid-in capital................................    121,000                 121,000
      Deficit accumulated during the development stage.........     (80,256)               (207,297)
                                                                    --------               --------
      Total stockholders' equity (deficit).......................    74,885                (52,156)
                                                                     ------                --------
                                                                    168,030                 167,669
                                                                    =======                 =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                 Period from                                                            Period from
                                 June 19, 1996                                                          June 19, 1996
                                 (inception) to            Year ended            Year ended             (inception) to
                                December 31, 1996      December 31, 1997       December 31, 1998       December 31, 1998
                                -----------------      -----------------       -----------------       -----------------
General and administrative
 expenses                             $ 7,560                $70,801               $117,881                $196,242

Interest expense                            0                  1,895                  9,160                  11,055
                                   ----------                  -----           ------------                  ------

Net loss for the period               $ 7,560                $72,696               $127,041                $207,297
                                      -------               ========               ========                ========

Net loss per common share,
basic and diluted                     ($ 0.00)               ($ 0.02)               ($ 0.04)
                                      --------               -------                -------

Weighted average
common shares outstanding           2,900,000              3,324,031              3,414,191
                                    ---------             ==========              =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        PARAGON ACQUISITION COMPANY, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

           PERIOD FROM JUNE 19, 1996 (INCEPTION) TO DECEMBER 31, 1998

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                    ADDITIONAL      DURING THE          TOTAL
                                             COMMON    STOCK         PAID-IN        DEVELOPMENT     STOCKHOLDERS'
                                             SHARES    AMOUNT        CAPITAL          STAGE            EQUITY (DEFICIT)
                                             ------    ------       ----------      -----------     -------------------
Issuance of founders' shares.............  2,900,000   $29,000        $121,000          -             $150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996........      -          -             -            ($7,560)         ( 7,560)
                                           ---------   -------       ---------       --------         --------

Balance, December 31, 1996...............  2,900,000   $29,000        $121,000       ($7,560)         142,440

Issuance of Shares to Investor...........    514,191   $ 5,141          -               -             $  5,141

Net loss for the year ended
December 31, 1997 .......................      -          -             -           ($72,696)        ($ 72,696)
                                           ---------   -------       ---------      ---------        ----------

Balance, December 31, 1997...............  3,414,191   $34,141        $121,000      ($80,256)          $74,885

Net Loss for the year
ended December 31, 1998 .................      -          -             -           (127,041)         (127,041)
                                           ---------   -------       ---------     ----------         ---------

Balance, December 31, 1998...............  3,414,191   $34,141        $121,000     ($207,297)         ($52,156)
                                           =========   =======        ========     ==========         =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                            PARAGON ACQUISITION COMPANY, INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                 STATEMENTS OF CASH FLOWS


                                                    Period from                                          Period from
                                                    June 19, 1996                                        June 19, 1996
                                                    (inception) to    Year Ended        Year Ended    (inception) to
                                                    Dec. 31, 1996    Dec. 31, 1997    Dec. 31, 1998    Dec. 31, 1998
                                                    -------------    -------------    -------------    -------------
Cash flows from operating activities:
     Net loss.....................................     $(7,560)        $(72,696)        $(127,041)        $(207,297)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     Increase (Decrease) in prepayments...........         0            (26,000)            1,040            (24,960)
     Increase in accrued expenses and interest....         0              7,145             5,710             12,855
                                                        -------       ----------        ----------      ------------
Net Cash used in operating activities.............     $(7,560)       $ (91,551)        $(120,291)         $(219,402)
                                                       --------       ----------        ----------      ------------


Cash flows from financing activities:
     Proceeds from sale of common stock   ........     $150,000       $   5,141              -             $ 155,141
     Loan from PAR Holding Co., LLC...............            0          70,000           136,970            206,970
     Deferred registration costs .................      (63,673)        (54,939)          (16,000)          (134,612)
                                                      ----------      ----------        ----------         ---------

Net cash provided by financing activities.....        $  86,327       $  20,202         $ 120,970           $227,499
                                                         -------      ----------        ----------          --------

     Net increase (decrease) in cash..........           78,967         (71,349)        $     679              8,097
                                                         -------      ----------        ----------        ----------

Cash, beginning of period.....................             0             78,767             7,418               0
                                                         -------      ----------        ----------        ----------

Cash, end of period...........................       $   78,767       $   7,418         $   8,097          $   8,097
                                                     ==========       ============      ==========        ==========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The Company incurred $17,000 and $16,000 during the period ended December 31, 1996, and the year ended December 31, 1997, respectively, in deferred registration costs (and related accrued expenses) which were non-cash financing activities.





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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $207,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $83,000 has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     As of December 31, 1998, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. Paragon Acquisition Company, Inc. (the "Company") was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At December 31, 1998, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising.
The Company's fiscal year end is December 31.

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

     3. LOAN DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997, March, 1998, May, 1998 and September, 1998 further loans for the sums of $10,000, $26,970, $100,000 and $10,000, respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

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