Form 10-Q
period 1999-03-31
PARAGON ACQUISITION CO INC
filed 1999-05-14
CIK 1017484

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 ==============
                                    FORM 10-Q
                                 ==============


                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
March 31, 1999                                   Commission File No.  333-7775
------------------                               -----------------------------


                        PARAGON ACQUISITION COMPANY, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                        13-3895049
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           277 Park Avenue
            New York, NY                                   10017
----------------------------------------                 ----------
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

         Yes     X                  No
               -----                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                               Outstanding at March 31, 1999
          -----                               -----------------------------
Common Stock, $.01 par value                             3,414,191

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                      PAGE

Balance Sheets- December 31, 1998 and March 31, 1999 .........................................................   3

Statements of Operations - Quarters ended March 31, 1998 and March 31, 1999, and
Period from June 19, 1996 (inception)
to March 31, 1999.............................................................................................   4

Statement of Stockholders' Equity (Deficit) - Period from
June 19, 1996 (inception) to March 31, 1999...................................................................   5

Statements of Cash Flows - Quarters ended March 31, 1998 and March 31, 1999, and
Period from June 19,
1996 (inception) to March 31, 1999............................................................................   6

Notes to Financial Statements.................................................................................   7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations......................................................................................   10

PART II.  OTHER INFORMATION...................................................................................   11

Signatures....................................................................................................   12

Exhibit (27)..................................................................................................   13


                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                      December 31              March 31
                                                                         1998                    1999
                                                                         ----                    ----
                                                                                              Unaudited
Current Assets
   Cash..........................................................       $ 8,097             $     6,255
   Prepayments...................................................        24,960                   6,240
                                                                         ------                   -----

Total Current Assets ............................................        33,057                  12,495
Deferred registration costs......................................       134,612                 134,612
                                                                        -------                 -------
                                                                      $ 167,669              $  147,107
                                                                      =========              ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses.............................................        $1,800              $    6,800
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)............................       218,025                 221,200
                                                                        -------                 -------
Total Current Liabilities........................................       219,825                 228,000
                                                                        -------                 -------
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191 and 3,414,191.....................        34,141                  34,141
      Additional paid-in capital.................................       121,000                 121,000
      Deficit accumulated during the development stage...........      (207,297)               (236,034)
                                                                       ---------               ---------
      Total stockholders' deficit................................       (52,156)                (80,893)
                                                                        --------                --------
                                                                      $ 167,669               $ 147,107
                                                                      ==========              ==========



                                See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                  Period from
                                                    Quarter                   Quarter              June 19, 1996
                                                      ended                   ended                (inception) to
                                              March 31, 1998            March 31, 1999             March 31, 1999
                                              --------------            --------------             --------------
General and administrative
 expenses                                         $ 29,950                 $25,562                   $221,804

Interest expense                                     1,299                   3,175                     14,230
                                                  ---------               ---------                    ------

Net loss for the period                           $ 31,249                 $28,737                   $236,034
                                                  ========                 =======                   ========

Net loss per common share, basic and diluted      ($ 0.01)                ($ 0.01)
                                                  --------                --------

Weighted average
common shares outstanding                        3,414,191               3,414,191
                                                 =========               =========








                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             Period from June 19, 1996 (inception) to March 31, 1999

                                                                                     Deficit
                                                                                   Accumulated
                                                                     Additional     During the       Total
                                                Common Stock           Paid-in      Development   Stockholders'
                                             Shares       Amount        Capital       Stage      Equity (deficit)
                                             ------       ------     ----------    ------------   ------------

Issuance of founders' shares.............   2,900,000     $29,000      $121,000                    $150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996........        -           -            -          ($7,560)       (7 ,560)
                                            ---------     -------      --------      --------       -------

Balance December 31, 1996................   2,900,000     $29,000      $121,000      ($7,560)       142,440

Issuance of Shares to Investor...........     514,191     $ 5,141         -              -         $  5,141

Net loss for the year ended
December 31, 1997 .......................        -           -            -         ($72,696)      ($72,696)
                                            ---------     -------      --------     ---------      ---------

Balance December 31, 1997................   3,414,191     $34,141      $121,000     ($80,256)      $ 74,885

Net Loss for the year
ended December 31, 1998..................        -           -            -         (127,041)      (127,041)
                                            ---------     -------      --------     ---------      ---------

Balance, December 31, 1998...............   3,414,191     $34,141      $121,000     (207,297)      ($52,156)

Net Loss for the quarter ended
March 31, 1998 (unaudited)...............        -           -            -          (28,737)       (28,737)
                                            ---------     -------      --------      --------       --------

Balance, March 31, 1999 (unaudited)......   3,414,191     $34,141      $121,000    ($236,034)     ($ 80,893)
                                            =========     =======      ========    ==========     ==========







                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Period from
                                                         Quarter         Quarter        June 19, 1996
                                                          Ended           Ended         (inception) to
                                                     March 31, 1998   March 31, 1999    March 31, 1999
                                                     --------------   --------------    --------------
Cash flows from operating activities:
     Net loss.....................................      $(31,249)       $ (28,737)        $(236,034)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     (Increase) Decrease in prepayments...........        19,500           18,720            (6,240)
     Increase in accrued expenses and interest....         3,959            8,175            21,030
                                                        --------        ----------       -----------
Net Cash used in operating activities.............      $ (7,790)       $  (1,842)       $ (221,244)
                                                        ---------       ----------       -----------


Cash flows from financing activities:
     Proceeds from sale of common stock   ........      $     -         $      -          $  155,141
     Loan from PAR Holding Co., LLC...............        26,970               -             206,970
     Deferred registration costs .................       (16,000)              -            (134,612)
                                                        ---------       ----------       ------------

Net cash provided by financing activities               $ 10,970        $      -         $    227,499
                                                        --------        ----------       ------------

     Net increase (decrease) in cash..........             3,180           (1,842)              6,255

Cash, beginning of period.....................             7,418                                    0
                                                           -----        ----------       ------------

Cash, end of period...........................          $ 10,598        $    6,255       $      6,255
                                                        ========        ==========       ============







                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                          Notes to Financial Statements


     1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 BASIS OF PRESENTATION

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the period ended December 31, 1998.

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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $236,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $94,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     As of March 31, 1999, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At March 31, 1999, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     Subscription Rights will not be exercisable until after a Post-Effective Amendment to the Form S-1 Registration Statement to be filed by the Company with the Securities and Exchange Commission describes a Business Combination, establishes the Subscription Price and the number of Subscription

Rights which may be exercised in such Subscription Period and specifies the Subscription Period established by the Company. The Shares to be distributed to the shareholders, the Subscription Rights and any Shares issuable upon exercise of Subscription Rights are being held in escrow and may not be sold or transferred until the Company has consummated a Business Combination. After the Business Combination is consummated, the Shares will be released from escrow.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended March 31, 1999

RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At March 31, 1999, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, Paragon had a net working capital shortfall of $215,505 and an accumulated deficit, since inception of $236,034 which consists primarily of general and administrative expenses of $221,804 including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $206,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a
$100,000 loan in May, 1998, and a $10,000 loan in September 1998.

All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

YEAR 2000

Paragon has not commenced formal busines operations and thus has no computer systems which could be affected by the Year 2000 problem. Paragon's transfer agent, Continental Stock Transfer and Trust Company, has reported that it conducted an extensive test in a Year 2000 environment in October, 1998, and confirmed that it is Year 2000 compliant; that is has been examined by the New York State Banking Deparment and been found to have made satisfactory progress on its Year 2000 plan; and that it has also made the appropriate filing with the SEC in accordance with Rule 17Ad-18.

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



                                        PARAGON ACQUISITION COMPANY, INC.
                                        ---------------------------------

                                        Registrant


Date: 05/13/99                          /s/ Mitchell A. Kuflik
                                        ---------------------------------
                                        Mitchell A. Kuflik
                                        President


Date: 05/13/99                          /s/Peter A. Hochfelder
                                        ---------------------------------
                                        Peter A. Hochfelder,
                                        Vice President and Treasurer