Form 10-Q
period 1999-06-30
PARAGON ACQUISITION CO INC
filed 1999-08-13
CIK 1017484

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 ==============
                                    FORM 10-Q
                                 ==============


                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
  June 30, 1999                                  Commission File No.  333-7775
------------------                               -----------------------------


                        PARAGON ACQUISITION COMPANY, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                        13-3895049
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           277 Park Avenue
            New York, NY                                   10017
----------------------------------------                 ----------
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
                                 FORM 10-Q INDEX
                                 ---------------


PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                  PAGE
------------------------------------------                                                                  ----
Balance Sheets- December 31, 1998 and June 30, 1999 ......................................................... 3

Statements of Operations - Three and six months ended June 30, 1998 and 1999 and
Period from June 19, 1996
(inception) to June 30, 1999................................................................................. 4

Statement of Stockholders' Equity (Deficit) - Period from
June 19, 1996 (inception) to June 30, 1999................................................................... 5

Statements  of Cash Flows - Six months  ended June 30,  1998 and 1999 and Period from June 19, 1996
(inception) to June 30, 1999................................................................................. 6

Notes to Financial Statements................................................................................ 7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................................................... 10

PART II.  OTHER INFORMATION.................................................................................. 11
---------------------------
Signatures................................................................................................... 12

Exhibit (27)................................................................................................. 13



                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                         December 31            June 30
                                                                           1998                   1999
                                                                           ----                   ----
                                                                                                Unaudited
                                                                                                ---------
Current Assets
   Cash..........................................................         $ 8,097               $   9,806
   Prepayments...................................................          24,960                  52,000
                                                                           ------                  ------

Total Current Assets ............................................          33,057                  61,806
Deferred registration costs......................................         134,612                 134,612
                                                                          -------                 -------
                                                                        $ 196,418              $  167,669
                                                                        =========              ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses.............................................          $1,800              $    1,500
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)............................         218,025                 299,903
                                                                          -------                 -------
Total Current Liabilities........................................         219,825                 301,403
                                                                          -------                 -------
Commitment (Note 4)
Stockholders' equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191 and 3,414,191.....................          34,141                  34,141
      Additional paid-in capital.................................         121,000                 121,000
      Deficit accumulated during the development stage...........        (207,297)               (260,126)
                                                                         ---------               ---------
      Total stockholders' deficit................................         (52,156)               (104,985)
                                                                          --------               ---------
                                                                         $167,669                $ 196,418
                                                                         ========                =========


                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                      Period from
                                  Three Months      Six Months      Three Months       Six Months     June 19, 1996
                                      ended            ended            ended            ended        (inception) to
                                  June 30, 1998    June 30,1998     June 30, 1999    June 30, 1999    June 30, 1999
                                  -------------    ------------     -------------    -------------    -------------
General and administrative
expenses                               33,712          63,662           20,389            45,951           242,193
Interest expense                        2,293           3,592            3,703             6,878            17,933
                                        -----           -----            -----             -----            ------
Net loss for the period                36,005          67,254           24,092            52,829           260,126
                                       ------          ======           ======            ======           =======
Net loss per common share,
basic and diluted                     ($0.01)         ($0.02)          ($0.01)           ($0.02)
Weighted average common
shares outstanding                  3,414,191       3,414,191        3,414,191         3,414,191
                                    =========       =========        =========         =========



                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             Period from June 19, 1996 (inception) to June 30, 1999



                                                                                          Deficit
                                                                                         Accumulated
                                                                      Additional         During the              Total
                                                Common Stock           Paid-in           Development          Stockholders'
                                             Shares       Amount       Capital             Stage             Equity (Deficit)
                                            ---------    --------      ---------         ------------        ----------------
Issuance of founders' shares.............   2,900,000    $29,000       $121,000              -                  $150,000

Net loss for the period June 19, 1996
(inception) to  December 31, 1996........        -          -              -              ($7,560)               (7 ,560)
                                            ---------    -------       --------           --------               --------

Balance December 31, 1996................   2,900,000    $29,000       $121,000           ($7,560)                142,440

Issuance of Shares to Investor...........     514,191   $  5,141           -                  -                $    5,141

Net loss for the year ended
December 31, 1997 .......................        -          -              -              ($72,696)              ($72,696)
                                            ----------  ----------     --------           ---------            -----------

Balance December 31, 1997................   3,414,191    $34,141       $121,000           ($80,256)              $ 74,885

Net Loss for the year
ended December 31, 1998..................       -          -              -               (127,041)              (127,041)
                                            ---------   ---------      --------          ----------              ---------

Balance, December 31, 1998...............   3,414,191    $34,141       $121,000           (207,297)              ($52,156)

Net Loss for the six-months ended
June 30, 1999 (unaudited)................       -           -             -                (52,829)                52,829)
                                            ---------    --------      --------           ---------              ---------

Balance, June 30, 1999 (unaudited).......   3,414,191    $34,141       $121,000          ($260,126)             ($104,985)
                                           ==========    =======       ========          ==========             ==========




                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Period from
                                                         Six Months       Six Months      June 19, 1996
                                                           Ended            Ended         (inception) to
                                                      June 30, 1998     June 30, 1999     June 30, 1999

Cash flows from operating activities:
     Net loss.....................................      $ (67,254)       $ (52,829)         $(260,126)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     (Increase) Decrease in prepayments...........          36,400          27,040            (52,000)
     Increase (decrease) in accrued expenses
        and interest..............................        (15,648)           6,578             19,433
                                                        -----------      ----------        -----------
Net Cash used in operating activities.............      $ (119,302)       $(73,291)        $ (292,693)
                                                        -----------       ---------        -----------


Cash flows from financing activities:
     Proceeds from sale of common stock   ........      $        0       $       0         $  155,141
     Loan from PAR Holding Co., LLC...............         126,970          75,000            281,970
     Deferred registration costs .................               0               0           (134,612)
                                                        ----------       ---------         -----------

Net cash provided by financing activities.....          $  126,970       $  75,000         $   302,499
                                                        ----------       ---------         -----------

     Net increase in cash.....................              7,668            1,709               9,806

Cash, beginning of period.....................              7,418            8,097                   0
                                                        ---------        ---------

Cash, end of period...........................          $ 15,086         $   9,806         $     9,806
                                                        ========         =========         ===========




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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $260,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $104,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     As of June 30, 1999, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

                 COMPREHENSIVE INCOME

     Effective January 1, 1998, Paragon Acquisition Company, Inc. (the "Company") adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Adoption of the standard has had no effect on financial statement disclosures.

2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At June 30, 1999, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation, search for a Target Business and proposed fund raising. The Company's fiscal year end is December 31.

         PAR Holding Company, LLC ("PAR Holding") contributed $150,000 to Paragon initially in exchange for 2,900,000 shares of Common Stock (the "Shares"). Such funds were used for the costs of the organization of Paragon and the registration of the distribution of Shares and Subscription Rights described below.

        On March 6, 1997, The St. Lawrence Seaway Corporation purchased 514,191 Shares of Paragon for a price of $.01 per share. Such shares had attached subscription rights entitling the holder to purchase two (2) shares of Common Stock of the Company for each Subscription Right held for a purchase price to be determined by the Company's Board of Directors at the time a Business Combination is identified, such price to be not more than $2.00 per Subscription Right. On March 21, 1997, the Securities and Exchange Commission declared effective the Registration Statement on

Form S-1 filed by Paragon, registering the distribution of the 514,191 Shares and Subscription Rights (the "Distribution").

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

         There is no current public trading market for Paragon's shares and none is expected to develop, if at all, until after the consummation of a Business Combination and the release of shares from escrow. Because more than eighteen months have expired since Paragon's Registration Statement on Form S-1 was declared effective, the Company believes that the Registration Statement has expired and is no longer effective to permit distribution of the Shares and Subscription Rights or sale of the shares covered by the Subscription Rights without an amendment or an additional or new registration statement being filed and approved.

     3. LOAN DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997, March, 1998, May, 1998, September, 1998 and May, 1999 further loans for the sums of $10,000, $26,970, $100,000, $10,000 and $75,000, respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At June 30, 1999, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, Paragon had a net working capital shortfall of $239,597 and an accumulated deficit, since inception of $260,126 which consists primarily of general and administrative expenses of $242,193 including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $281,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a
$100,000  loan in May,  1998, a $10,000 loan in September,  1998,  and a $75,000 loan in May, 1999.

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


                                                    PARAGON ACQUISITION
                                                    COMPANY, INC.

                                                    Registrant

                                                 By:/s/ Mitchell A. Kuflik
Date: 08/14/99                                      -----------------------
                                                    Mitchell A. Kuflik
                                                    President

                                                 By:/s/ Peter A. Hochfelder
Date: 08/14/99                                      ----------------------------
                                                    Peter A. Hochfelder,
                                                    Vice President and Treasurer