Form 10-Q
period 1999-09-30
PARAGON ACQUISITION CO INC
filed 1999-11-12
CIK 1017484

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 ==============
                                    FORM 10-Q
                                 ==============


                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 1999                               Commission File No.  333-7775
------------------                               -----------------------------


                        PARAGON ACQUISITION COMPANY, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                        13-3895049
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           277 Park Avenue
            New York, NY                                   10017
----------------------------------------                 ----------
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

          Class                            Outstanding at September 30, 1999
          -----                            ---------------------------------
Common Stock, $.01 par value                             3,414,191

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                                  PAGE
                                                                                                            ----
Balance Sheets- December 31, 1998 and September 30, 1999 .....................................................3

Statements  of  Operations - Three and nine months ended  September 30, 1998 and
1999 and Period from June 19, 1996
(inception) to September 30, 1999.............................................................................4

Statement of Stockholders' Equity (Deficit) - Period from
June 19, 1996 (inception) to September 30, 1999...............................................................5

Statements  of Cash Flows - Nine months  ended  September  30, 1998 and 1999 and
Period from June 19, 1996
(inception) to September  30, 1999............................................................................6

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

PART II.  OTHER INFORMATION..................................................................................11

Signatures...................................................................................................12

Exhibit (27).................................................................................................13


                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS


                                                     ASSETS

                                                                        December 31         September 30
                                                                           1998                 1999
                                                                           -----                ----
                                                                                              Unaudited
Current Assets
   Cash.........................................................         $ 8,907               $ 4,690
   Prepayments..................................................          24,960                36,400
                                                                          ------                ------

Total Current Assets ...........................................          33,057                41,090
Deferred registration costs.....................................         134,612               134,612
                                                                         -------               -------

                                                                      $  167,669             $ 175,702


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses..........................................            $1,800            $    1,500
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)...........................         218,025               304,027
                                                                         -------               -------
 Total Current Liabilities......................................         219,825               305,527
                                                                         -------               -------
Commitment (Note 4)
Stockholders" equity (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;         -0-                   -0-
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:        34,141                34,141
         outstanding 3,414,191 and 3,414,191
      Additional paid-in capital................................         121,000               121,000
      Deficit accumulated during the development stage..........        (207,297)             (284,966)
                                                                       ----------             ---------
      Total stockholders' deficit...............................         (52,156)             (129,825)
                                                                         --------             ---------
                                                                       $ 167,669              $ 175,702
                                                                       =========              =========


                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                                Period from
                                     Three Months       Nine Months       Three Months       Nine Months       June 19, 1996
                                         ended             ended             ended              ended         (inception) to
                                    September 30,      September 30,     September 30,     September 30,      September 30,
                                         1998               1998              1999              1999               1999
                                    -------------      -------------     -------------     -------------      ---------------
General and administrative           $ 38,275            $101,937          $ 20,716           $ 66,667          $ 262,909
expenses

Interest expense                        2,784               6,376             4,124             11,002             22,057
                                        -----               -----             -----             ------             ------

Net loss for the period              $ 41,059            $108,313          $ 24,840           $ 77,669          $ 284,966


Net loss per common share, basic
and diluted
                                       ($0.01)             ($0.03)           ($0.01)            ($0.02)

Weighted average common shares
outstanding                          3,414,191           3,414,191         3,414,191          3,414,191
                                     =========           =========         =========          =========






                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

           Period from June 19, 1996 (inception) to September 30, 1999



                                                                                                Deficit
                                                                                                Accumulated
                                                                           Additional           During the            Total
                                                 Common Stock                Paid-in            Development        Stockholders'
                                             Shares       Amount             Capital               Stage          Equity(Deficit)
                                             ------       ------           ----------           ------------      ---------------
Issuance of founders' shares.....          2,900,000      $29,000           $121,000                    -           $150,000

Net loss for the period June 19, 1996
(inception) to December 31, 1996`                  -            -                  -              $(7,560)            (7,560)
                                           ---------      --------          --------              --------          ---------

Balance December 31, 1996........          2,900,000       $29,000          $121,000              $(7,560)          $142,440

Issuance of Shares to Investor...            514,191        $5,141                 -                    -             $5,141


Net loss for the year ended
December 31, 1997................                  -             -                 -               (72,696)          (72,696)
                                           ---------       --------         --------              ---------          --------

Balance December 31, 1997........          3,414,191        $34,141         $121,000              ($80,256)          $74,885


Net loss for the year ended
December 31, 1998................                  -              -                -              (127,041)         (127,041)
                                           ---------        --------        --------              ---------         ---------

Balance, December 31, 1998.......          3,414,191        $34,141         $121,000             $(207,297)         $(52,156)


Net loss for the nine-months ended
September 30, 1999 (unaudited)...                  -              -                -               (77,669)           (77,669)
                                           ---------        --------        --------             ----------         ----------

Balance, September 30, 1999
(unaudited)......................          3,414,191         $34,141        $121,000             $(284,966)         $(129,825)
                                           =========         =======        ========             ==========         ==========





                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Period from
                                                  Nine Months              Nine Months           June 19, 1996
                                                     Ended                    Ended              (inception to
                                               September 30, 1998       September 30, 1999    September 30, 1999
                                               ------------------       ------------------    ------------------
Cash flows from operating activities
     Net loss.......................                  $(108,313)                $(77,669)            $(284,966)
     Adjustments to reconcile net loss to
net    cash used in operating activities
     (Increase) in prepayments......                    (17,680)                 (11,440)              (36,400)
     Increase (decrease) in accrued
       expenses and interest........                    (13,074)                 (10,702)                23,557
                                                        --------                 --------                ------
Net Cash uses in operating activities                 $(139,067)                $(78,407)            $(297,809)
                                                      ----------                ---------            ----------

Cash flows from financing activities:
     Proceeds from sale of common stock           $           0            $           0              $155,141
     Loan from PAR  Holding Co., LLC                    136,970                   75,000               281,970
     Deferred registration costs....                          0                        0              (134,612)
                                                ---------------            -------------              ---------

Net cash provided by financing activities          $    136,970            $      75,000              $302,499
                                                   ------------            -------------              --------

     Net increase in cash...........                     (2,097)                  (3,407)                4,690

Cash, beginning of period...........                      7,418                    8,097                     0
                                                           -----                    -----           -----------

Cash, end  of period................                 $    5,321             $      4,690          $      4,690
                                                     ==========             ============          ============






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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 (AFAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $285,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $114,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     As of September 30, 1999, the Company has incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed
Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At September 30, 1999, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, Paragon had a net working capital shortfall of $264,437 and an accumulated deficit, since inception of $284,966 which consists primarily of general and administrative expenses of $262,909 including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $281,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a
$100,000  loan in May,  1998, a $10,000 loan in September,  1998,  and a $75,000 loan in May, 1999.

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

  Item 6.
  Exhibits and Reports on form 8-K -
  ----------------------------------

  Item 6(a) Exhibits -
       (27) Financial Data Schedule

  Item 6(b) Reports on Form 8-K -


  No reports on Form 8-K were required to be filed for the quarter for which this report is filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               PARAGON ACQUISITION COMPANY, INC.

                                               Registrant

                                               /s/ Mitchell A. Kuflik
Date: 11/12/99                                 ---------------------------------
                                               President




                                               /s/Peter A. Hochfelder
Date: 11/ 12 /99                               ---------------------------------
                                               Vice President and Treasurer