Form 10-K
period 1999-12-31
PARAGON ACQUISITION CO INC
filed 2000-03-24
CIK 1017484

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -

                   For the fiscal year ended December 31, 1999

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission file number 333-7775

                        PARAGON ACQUISITION COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               13-3895049
       ----------                                             ------------
(State or other jurisdiction                                (I.R.S. Employer
of corporation or organization)                           Identification Number)


           277 Park Avenue
            New York, NY                                               10017
          -----------------                                           -------
(Address of principal executive offices)                            (Zip Code)


                                 (212) 350-5367
                                ----------------
               (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of Exchange on
        Title of each class                              Which Registered
        -------------------                            ---------------------
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

The aggregate market value of Common stock held by non-affiliates of the registrant as of December 31, 1999: Not Applicable

The number of shares of Common Stock of the registrant outstanding as of December 31, 1999 was 3,414,191

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

                                     Part II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    MARKET INFORMATION

    Not Applicable.

    DIVIDENDS

    None.

    NUMBER OF STOCKHOLDERS

    As of March 1, 2000, there were approximately 1,348 holders of record of Paragon's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

    Not Applicable.

Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 1999


    RESULTS OF OPERATIONS

    Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At December 31, 1999, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, Paragon had a net working capital shortfall of $288,818 and an accumulated deficit, since inception of $443,959, which consists primarily of general and administrative expenses of $283,109 (including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies) and $134,612 related to deferred registration costs incurred in earlier years and expensed in 1999. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $281,970 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a $100,000 loan in May, 1998, a
$10,000 loan in September, 1998, and a $75,000 loan in May, 1999. All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

YEAR 2000

Paragon has not commenced formal business operations and thus has no computer systems which could be affected by the Year 2000 problem. Paragon's transfer agent, Continental Stock Transfer and Trust Company, previously reported that it conducted an extensive test in a Year 2000 environment in October, 1998, and confirmed that it was Year 2000 compliant; that is had been examined by the New York State Banking Department and had been found to have made satisfactory progress on its Year 2000 plan; and that it had also made the appropriate filing with the SEC in accordance with Rule 17Ad-18. The Company has experienced no Year 2000 problems since January, 2000 with Continental or any of its other service providers.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Annexed hereto starting on Page 12.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The officers and directors of Paragon, and further information concerning them are as follows:

         Name                Age                  Position
         ----                ---                  --------
Mitchell A. Kuflik           37         President, Assistant Secretary, Director

Peter A. Hochfelder          38         Vice President, Treasurer, Director

Robert J. Sobel              36         Vice President, Director

Joseph F. Mazzella           47         Secretary, Director


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

         Joseph F. Mazzella was Secretary and a Director of Paragon from inception through February 29, 2000, at which time he resigned such positions. Since 1985, Mr. Mazzella has been a partner at the law firms of Nutter McClennan & Fish, LLP and Lane Altman & Owens LLP in Boston, Massachusetts. Prior to joining Lane Altman & Owens LLP in 1980, Mr. Mazzella was an attorney with the Securities and Exchange Commission. Mr. Mazzella serves as a Director and Chairman of the Compensation Committee of Alliant Techsystems Inc., a NYSE listed company. He is also a Director of Insurance Auto Auctions, Inc., a NASDAQ listed company and Data Transmission Networks, Inc., also a NASDAQ listed company. Mr. Mazzella received a B.S. degree from the College of the City of New York in 1974 and received his law degree from Rutgers University School of Law in 1977.

ITEM 11 - EXECUTIVE COMPENSATION

         Not Applicable.

         No director or officer of Paragon has received any cash compensation from Paragon since its inception for services rendered. Prior to the consummation of a Business Combination, none of Paragon's officers or directors will receive any compensation. None of Paragon's officers or directors will receive any consulting or finder's fees in connection with introducing Paragon to, or evaluating, a Target Business or consummating a Business Combination. A law firm of which Joseph F. Mazzella, a former director of Paragon, was a partner performed services in connection with the Distribution, and the on-going reporting requirements of Paragon, may do so in connection with a Business Combination. Paragon has no plan, agreement, or understanding, express or implied, with any officer, director, or promoter, or their affiliates or associates, regarding compensation or the issuance to such persons of any authorized and unissued Share of Paragon, and Paragon is unaware of any circumstance under which Shares would be issued to such persons. There is no understanding between Paragon and any of its present stockholders regarding the sale of a portion or all of the Shares currently held by them in connection with any future participation by Paragon in a business. There are no other plans, understandings, or arrangements whereby any of Paragon's officers, directors, principal stockholders, or promoters, or any of their affiliates or associates, would receive funds, stock or other assets in connection with Paragon's participation in a business. No advances have been made or contemplated by Paragon to any of its officers, directors, principal stockholders, or promoters, or any of their affiliates or associates.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information obtained from the persons named below, with respect to beneficial ownership of Shares by (i) each person known by Paragon to be the owner of more than 5% of the outstanding shares, (ii) each director and (iii) all executive officers and directors as a group, as of March 1, 2000:

                                   Amount and
                                   Nature of
                                   Beneficial          Percentage of Outstanding
         Name and Address          Ownership           Shares of Common Stock(1)
         ----------------          ---------           ----------------------

PAR Holding Company, LLC           2,900,000                     85%
277 Park Avenue
New York, NY 10017

Mitchell A. Kuflik(2)              2,900,000(3)                  85%

Peter A. Hochfelder(2)             2,900,000(3)                  85%

Robert J. Sobel(2)                 2,900,000(3)                  85%

All executive officers and
directors as a group               2,900,000                     85%
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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1996, Paragon issued 2,900,000 shares of its Common Stock, $.01 par value, to PAR Holding for a purchase price of $150,000, consisting of $75,000 in cash and a Promissory Note for $75,000 originally due on July 31, 1996. Such Promissory Note was subsequently modified to provide for payment on demand of Paragon, in whole or in part, in amounts to pay expenses associated with the Distribution. The Promissory Note was paid in full on December 27, 1996. In March, 1997, Paragon issued 514,191 Shares of its Common Stock, $.01 par value, to St. Lawrence for a purchase price of $5,141 in cash. In June, 1997, November, 1997, March, 1998, May, 1998, September, 1998, and May 1999,
Paragon issued promissory notes to PAR Holding in exchange for loans for working capital purposes in the amounts of $60,000, $10,000, $26,970, $100,000, $10,000, and $75,000 respectively. All such promissory notes bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements:                                               Page No.
    ---------------------                                               --------

    Report of Independent Certified Public Accountants                    11
    Balance Sheets                                                        12
    Statements of Operations                                              13
    Statement of Stockholders' Equity (Deficit)                           14
    Statements of Cash Flows                                              15

    Notes to Financial Statements                                         16

(b) Reports on Form 8-K

          No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

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


                                               PARAGON ACQUISITION COMPANY, INC.

                                               Registrant

Date: 3/24/00                                  /s/ Mitchell A. Kuflik
                                               ---------------------------------
                                               Mitchell A. Kuflik
                                               President



Date: 3/24/00                                  /s/ Peter A. Hochfelder
                                               ---------------------------------
                                               Peter A. Hochfelder,
                                               Vice President and Treasurer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Paragon Acquisition Company, Inc.
New York, NY

    We have audited the accompanying balance sheets of Paragon Acquisition Company, Inc. (a corporation in the development stage) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997, and the period from June 19, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Acquisition Company, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, and the period from June 19, 1996 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.


                                BDO SEIDMAN, LLP

New York, New York
February 18, 2000

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                       December 31
                                                                 1998               1999
                                                                 ----               ----
Current Assets

   Cash........................................................$  8,097          $     90
   Prepayments.................................................  24,960            20,800
                                                                 ------            ------

Total Current Assets ..........................................  33,057            20,890
Deferred registration costs.................................... 134,612               -0-
                                                                -------           -------
                                                               $167,669          $ 20,890
                                                               ========          ========


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                                        -------------------------------------
Current liabilities

    Accrued expenses...........................................  $1,800            $1,500
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3).......................... 218,025           308,208
                                                                -------           -------
Total Current Liabilities...................................... 219,825           309,708
                                                                -------           -------
Commitment (Note 4)
Stockholders' deficit (Notes 2, 5 and 6):

      Preferred stock, $.01 par value shares - authorized 1,000,000;
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:

         outstanding 3,414,191 and 3,414,191...................  34,141            34,141
      Additional paid-in capital............................... 121,000           121,000
      Deficit accumulated during the development stage.........(207,297)         (443,959)
                                                               ---------         ---------
      Total stockholders' deficit.............................. (52,156)         (288,818)
                                                                --------         ---------
                                                                167,669            20,890

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                                                                               Period from
                                                                                               June 19, 1996
                                   Year ended          Year ended          Year Ended          (inception) to
                                   December 31, 1997   December 31, 1998   December 31, 1999   December 31, 1999
                                   -----------------   -----------------   -----------------   -----------------
General and administrative
 expenses                              $70,801             $117,881              $86,867            $283,109

write-off of
 deferred registration
 costs                                      --                   --             $134,612            $134,612

Interest expense                         1,895                9,160               15,183              26,238
                                         -----                -----               ------              ------

Net loss for the period                $72,696             $127,041             $236,662            $443,959
                                       =======             ========             ========            ========

Net loss per common share, basic
and diluted                            ($0.02)              ($0.04)              ($0.07)

Weighted average common

shares outstanding                   3,324,031            3,414,191            3,414,191
                                     =========            =========            =========

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Three Years Ended December 31, 1999

                                                                                         Deficit
                                                                                        Accumulated
                                                                      Additional        During the        Total
                                                Common                 Paid-In          Development    Stockholders'
                                         Shares ------ Amount          Capital             Stage      Equity(Deficit)
                                         ------        ------          -------             -----      ---------------
Balance, January 1, 1997.........       2,900,000      $29,000         $121,000         ($7,560)         142,440

Issuance of Shares to Investor...         514,191      $ 5,141                -               -          $ 5,141

Net loss for the year ended
December 31, 1997................              -             -                -        ($72,696)        ($72,696)
                                       ----------   ----------       ----------       ----------       ----------

Balance, December 31, 1997.......       3,414,919      $34,141         $121,000        ($80,256)         $74,885

Net loss for the year ended
December 31, 1998................              -             -                -        (127,041)        (127,041)
                                       ----------   ----------       ----------       ----------       ----------

Balance, December 31, 1998.......       3,414,191      $34,141         $121,000       ($207,297)        ($52,156)

Net loss for the year ended
December 31, 1999................              -             -                -        (236,662)        (236,662)
                                       ----------   ----------       ----------       ----------       ----------

Balance, December 31, 1999.......       3,414,191      $34,141         $121,000       $(443,959)       $(288,818)
                                       ==========   ==========       ==========       ==========       ==========


                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                       Period from
                                                                                                       June 19, 1996
                                                   Year ended        Year ended        Year Ended      (inception) to
                                                  Dec 31, 1997      Dec 31, 1998      Dec 31, 1999      Dec 31, 1999
                                                  ------------      ------------      ------------      ------------
Cash flows from operating activities
  Net loss................................            $(72,696)        $(127,041)         (236,662)        (443,959)
  Adjustments to reconcile net loss to net
  cash used in operating activities.......
  write-off of deferred
  registration costs change
  in assets and liabilities...............                  --               --           $134,612         $134,612

  (Increase) Decrease in prepayments......             (26,000)           1,040              4,160          (20,800)
  Increase in accrued expenses and interest              7,145            5,710             14,883           27,738
                                                         -----            -----             ------           ------
Net cash used in operating activities.....            $(91,551)       $(120,291)           (83,007)        (302,409)
                                                      =========       ==========           ========        =========

Cash flows from financing activities:

  Proceeds from sale of common stock......             $ 5,141               -                  -           155,141
  Loan from PAR Holding Co., LLC..........              70,000          136,970             75,000          281,970
  Deferred registration costs.............             (54,939)         (16,000)                -          (134,612)
                                                      --------         --------           --------         ---------

Net cash provided by financing activities.            $ 20,202        $ 120,970             75,000          302,499
                                                      --------       ----------             ------          -------

  Net increase (decrease) in cash.........             (71,349)          $  679             (8,007)            $ 90

Cash, beginning of period.................              78,767            7,418              8,097                0
                                                        ------            -----              -----             ----

Cash, end of period.......................             $ 7,418          $ 8,097               $ 90             $ 90
                                                       =======          =======               ====             ====


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The Company incurred $16,000 during the year ended December 31, 1997 in deferred registration costs (and related accrued expenses) which were non-cash financing activities.


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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $309,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $124,000 has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     Through December 31, 1997, the Company had incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (see Note 2). No further registration costs were incurred during the two years ended December 31, 1999. Since the Registration Statement on Form S-1 has expired and is no longer effective to permit distribution of the Shares and Subscription Rights in connection with the Proposed Distribution (Note 2) without an amendment or an additional or new Registration Statement being filed and approved, the deferred registration costs of $134,612 were written off in the Statement of Operations for the year ended December 31, 1999.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. Paragon Acquisition Company, Inc. (the "Company") was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At December 31, 1999, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOAN DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997, March, 1998, May, 1998, September, 1998, and May, 1999 further loans for the sums of $10,000, $26,970, $100,000, $10,000, and $75,000 respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand. PAR Holding has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

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