Form 10-Q
period 2000-03-31
PARAGON ACQUISITION CO INC
filed 2000-05-03
CIK 1017484

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
March 31, 2000                                     Commission File No.  333-7775
--------------                                     -----------------------------


                        PARAGON ACQUISITION COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     DELAWARE                                            13-3895049
     --------                                            ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   277 Park Avenue
   New York, NY                                               10017
   ----------------                                      --------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (212)350-5367
                                                     -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                  (Outstanding at March 31, 2000)
          -----                                  -------------------------------
Common Stock, $.01 par value                                  3,414,191
----------------------------                                  ---------

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION (UNAUDITED)                               PAGE
------------------------------                                           ----

Balance Sheets- December 31, 1999 and March 31, 2000                       3

Statements of Operations - Quarters ended March 31, 1999
and March 31, 2000, and Period from June 19, 1996 (inception)
to March 31, 2000                                                          4

Statement of Stockholders' Equity (Deficit) - Period from
June 19, 1996 (inception) to March 31, 2000                                5

Statements of Cash Flows - Quarters ended March 31,
1999 and March 31, 2000, and Period from June 19,
1996 (inception) to March 31, 2000                                         6

Notes to Financial Statements                                             7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   10

PART II.  OTHER INFORMATION                                                11

Signatures                                                                 12

Exhibit (27)                                                               13

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                     ASSETS

                                                            December 31       March 31
                                                               1999             2000
                                                               ----             ----
                                                                             (unaudited)
   Current Assets
          Cash                                                    90           $ 4,079
          Prepayments                                         20,800             5,200
                                                              ------             -----

Total Assets                                                  20,890             9,279
                                                              ======            =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued expenses                                           $1,500           $6,400
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)                         308,208          318,133
                                                              -------          -------
Total Current Liabilities                                     309,708          324,533
                                                              -------          -------
Commitment (Note 4)
Stockholders' deficit (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares
      - authorized:  1,000,000; None issued
      Common stock, $.01 par value shares
      - authorized:  20,000,000;
      outstanding 3,414,191 and 3,414,191                      34,141           34,141
      Additional paid-in capital                              121,000          121,000
      Deficit accumulated during the development
         stage                                               (443,959)        (470,395)
                                                             ---------        ---------
      Total stockholders' deficit                            (288,818)        (315,254)
                                                              --------        ---------
                                                           $   20,890        $   9,279
                                                           ==========        =========

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                     Period from
                                                                                    June 19, 1996
                                           Quarter ended         Quarter Ended     (inception) to
                                          March 31, 1999        March 31, 2000     March 31, 2000
                                          --------------        --------------     --------------
General and administrative
expenses                                      $25,562              $ 22,196           $305,305


Write-off of deferred                                                                  134,612
registration costs (Note 1)                         -                     -

Interest expense                                3,175                 4,240             30,478
                                                -----                 -----             ------

Net loss for the period                        28,737               $26,436           $470,395
                                               ======               =======           ========

Net loss per common share, basic
and diluted                                   ($0.01)               ($0.01)

Weighted average common
shares outstanding                          3,414,191             3,414,191
                                            =========             =========

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                           Period Ended March 31, 2000

                                                                                          Deficit
                                                                                        Accumulated
                                                                      Additional        During the           Total
                                                Common                 Paid-In          Development      Stockholders'
                                           Shares      Amount          Capital             Stage        Equity(Deficit)
                                           -------     ------          -------             -----        ---------------
Balance, January 1, 1998                 3,414,919         $34,141        $121,000         ($80,256)          $74,885
                                                 -

Net loss for the year ended
December 31, 1998                                -               -               -         (127,041)         (127,041)
                                       -----------     -----------    ------------      ------------      ------------

Balance, December 31, 1998               3,414,191         $34,141        $121,000        ($207,297)        ($52,156)
                                                 -

Net loss for the year ended
December 31, 1999                                -               -               -        ( 236,662)       ( 236,662)
                                       -----------     -----------    ------------      ------------      ------------


Balance, December 31, 1999               3,414,191         $34,141        $121,000        ($443,959)       ($288,818)

Net loss for the quarter ended
March 31, 2000 (unaudited)                       -               -               -         ( 26,436)        ( 26,436)
                                                                                           ---------        ---------
Balance, March 31, 2000 (unaudited)
                                         3,414,191         $34,141        $121,000        ($470,395)       ($315,254)
                                        ==========         =======        ========        ==========       ==========


                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Period from
                                                                                      June 19, 1996
                                                  Quarter ended     Quarter Ended    (inception) to
                                                 March 31, 1999    March 31, 2000    March 31, 2000
                                                 --------------    --------------    --------------
Cash flows from operating activities
  Net loss                                          $(28,737)         (26,436)        (470,395)
  Adjustments to reconcile net loss to net
  cash used in operating activities
Write-off of deferred registration costs                   -                -          134,612
Changes in assets and liabilities:
(Increase) Decrease in prepayments                    18,720           15,600           (5,200)
  Increase in accrued expenses and interest            8,175            9,140           36,878
                                                     -------           ------           ------
Net cash used in operating activities               $ (1,842)          (1,696)        (304,105)
                                                    =========          =======        =========

Cash flows from financing activities:
  Proceeds from sale of common stock                       -                -          155,141
  Loan from PAR Holding Co., LLC                           -            5,685          287,655
  Deferred registration costs                              -                -         (134,612)
                                                    --------         --------         ---------

Net cash provided by financing activities             $   0             5,685          308,184
                                                    --------         --------          -------

  Net increase (decrease) in cash                  $ (1,842)           (3,989)         $ 4,079

Cash, beginning of period                             8,097                90          ---0---
                                                   --------          --------         --------

Cash, end of period                                 $ 6,255           $ 4,079          $ 4,079
                                                    =======           =======          =======

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                          Notes to Financial Statements


     1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 BASIS OF PRESENTATION

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the period ended December 31, 1999.

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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $335,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $134,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     Through December 31, 1997, the Company had incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (See Note 2). No further registration costs were incurred during the period ended March 31, 2000. Since the Registration Statement on Form S-1 has expired and is no longer effective to permit distribution of the Shares and Subscription Rights in connection with the Proposed Distribution (Note 2) without an amendment or an additional or new Registration Statement being filed and approved, the deferred registration costs of $134,612 were written off in the Statement of Operations for the year ended December 31, 1999.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At March 31, 2000, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOAN DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997, March, 1998, May, 1998, and September, 1998, May, 1999 and March, 2000 further loans for the sums of $10,000, $26,970, $100,000, $10,000,
$75,000 and $5,685 respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At March 31, 2000, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, Paragon had a net working capital shortfall of $315,254 and an accumulated deficit, since inception of $470,395 which consists primarily of general and administrative expenses of $305,305 (including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies) and $134,612 related to deferred registration costs incurred in earlier years and expensed in 1999. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $287,655 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a $100,000 loan in May, 1998, a $10,000 loan in September, 1998, and a $5,685 loan in March, 2000.

All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

YEAR 2000

Paragon has not commenced formal business operations and thus had no computer systems which could have been affected by the Year 2000 problem. To date, Paragon's transfer agent, Continental Stock Transfer and Trust Company, has not experienced any Year 2000 problems which affected Paragon.

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

                                               Registrant

                                               PARAGON ACQUISITION COMPANY, INC.


Date: 05/03/2000                               /s/ Mitchell A. Kuflik
                                               ---------------------------------
                                               Mitchell A. Kuflik
                                               President



Date: 05/03/2000                               /s/ Peter A. Hochfelder
                                               ---------------------------------
                                               Peter A. Hochfelder
                                               Vice President and Treasurer