Form 10-Q
period 2000-06-30
PARAGON ACQUISITION CO INC
filed 2000-08-02
CIK 1017484

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended
  June 30, 2000                                   Commission File No.  333-7775
------------------                                ------------------------------


                        PARAGON ACQUISITION COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     DELAWARE                                             13-3895049
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


277 Park Avenue
New York, NY                                                    10017
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (212) 350-5367
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                  (Outstanding at June 30, 2000)
----------------------------                      ------------------------------
Common Stock, $.01 par value                                   3,414,191

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.

                                 FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                  PAGE


Balance Sheets- December 31, 1999 and June 30, 2000                           3

Statements of Operations - Quarters ended June 30, 1999 and
June 30, 2000, and Period from June 19, 1996 (inception) to
June 30, 2000                                                                 4

Statement of Stockholders' Equity (Deficit) - Period from
June 19, 1996 (inception) to June 30, 2000                                    5

Statements of Cash Flows - Quarters ended June 30, 1999 and
June 30, 2000, and Period from June 19,
1996 (inception) to June 30, 2000                                             6

Notes to Financial Statements                                               7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     10

PART II.  OTHER INFORMATION                                                  11

Signatures                                                                   12

Exhibit (27)                                                                 13

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)
                                 BALANCE SHEETS

                                     ASSETS

                                                            December 31          June 30
                                                               1999                2000
                                                               ----                ----
                                                                                (unaudited)
   Current Assets

          Cash                                                $    90             $ 1,419
          Prepayments                                          20,800              15,600
                                                              -------             -------

Total Assets                                                  $20,890             $17,019
                                                              =======             =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

    Accrued expenses                                         $  1,500            $  1,500
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)                         308,208             347,757
                                                             --------            --------
Total Current Liabilities                                     309,708             349,257
                                                             --------            --------
Commitment (Note 4)
Stockholders' deficit (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares
      - authorized:  1,000,000; None issued
      Common stock, $.01 par value shares
      - authorized:  20,000,000;
      outstanding 3,414,191 and 3,414,191                      34,141              34,141
      Additional paid-in capital                              121,000             121,000
      Deficit accumulated during the development
         stage                                               (443,959)           (487,379)
                                                             ---------           ---------
      Total stockholders' deficit                            (288,818)           (332,238)
                                                             --------            ---------
                                                            $  20,890           $  17,019
                                                            =========           =========

                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                 Period from
                                     Three Months                         Three Months                         June 19, 1996
                                            ended   Six Months ended             ended    Six Months ended    (inception) to
                                    June 30, 1999      June 30, 1999     June 30, 2000       June 30, 2000     June 30, 2000
                                    -------------      -------------     -------------       -------------     -------------
General and administrative

expenses                                  $20,389            $45,951           $12,360             $34,556          $317,665


Write-off of deferred                                                                                                134,612
registration costs (Note 1)                                                          -                   -

Interest expense                            3,703              6,878             4,624               8,864            35,102
                                            -----              -----           -------               -----            ------

Net loss for the period                   $24,092            $52,829           $16,984             $43,420          $487,379
                                           ======             ======            ======              ======           =======

Net loss per common share, basic
and diluted                                ($0.01)            ($0.02)           ($0.00)             ($0.01)
                                           =======            =======           =======             =======

Weighted average common
shares outstanding, basic and
diluted                                 3,414,191          3,414,191         3,414,191           3,414,191
                                        =========          =========         =========           =========





                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  PERIOD FROM JANUARY 1, 1998 TO JUNE 30, 2000

                                                                                          Deficit
                                                                                        Accumulated
                                                                      Additional        During the           Total
                                                Common                 Paid-In          Development      Stockholders'
                                           Shares      Amount          Capital             Stage        Equity(Deficit)
                                           -------     ------          -------             -----        ---------------
Balance, January 1, 1998                3,414,191      $34,141          $121,000          ($80,256)          $74,885

Net loss for the year ended
December 31, 1998                               -            -                 -          (127,041)        (127,041)
                                        ---------      -------          --------          ---------        ---------

Balance, December 31, 1998              3,414,191       34,141           121,000          (207,297)         (52,156)

Net loss for the year ended
December 31, 1999                               -            -                 -         ( 236,662)       ( 236,662)
                                        ---------       ------           -------         ----------       ----------

Balance, December 31, 1999               3,414,191      34,141           121,000          (443,959)        (288,818)

Net loss for the six months ended
June 30, 2000 (unaudited)                       -            -                 -          ( 43,420)        ( 43,420)
                                        ---------       ------           -------         ----------       ----------
Balance, June 30, 2000 (unaudited)
                                        3,414,191      $34,141          $121,000         ($487,379)       ($332,238)
                                        ==========     =======          ========         ==========       ==========



                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Period from
                                                  Six Months       Six Months      June 19, 1996
                                                     Ended            Ended        (inception) to
                                                June 30, 1999    June 30, 2000     June 30, 2000
                                                --------------   --------------    -------------
Cash flows from operating activities
  Net loss                                            $(52,829)        $(43,420)        $(487,379)
  Adjustments to reconcile net loss to net
  cash used in operating activities
Write-off of deferred registration costs                     -                -            134,612
Changes in assets and liabilities:
(Increase) Decrease in prepayments                      27,040            5,200           (15,600)
  Increase in accrued expenses and interest              6,578            8,864            36,602
                                                      --------         ---------         ---------
Net cash used in operating activities                  (73,291)         (29,356)         (331,765)
                                                       --------         --------         ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                         0                 0          155,141
  Loan from PAR Holding Co., LLC                        75,000            30,685          312,655
  Deferred registration costs                                0                 0         (134,612)
                                                        ------            ------         ---------

Net cash provided by financing activities                75,000           30,685          333,184
                                                         ------       ----------          -------

  Net increase (decrease) in cash                       (1,709)          (1,329)            1,419

Cash, beginning of period                                8,097               90                 0
                                                         -----           ------             -----

Cash, end of period                                      $9,806           $1,419           $1,419
                                                         ======           ======           ======

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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $352,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $140,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     Through December 31, 1997, the Company had incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (See Note 2). No further registration costs were incurred during the period ended June 30, 2000. Since the Registration Statement on Form S-1 has expired and is no longer effective to permit distribution of the Shares and Subscription Rights in connection with the Proposed Distribution (Note 2) without an amendment or an additional or new Registration Statement being filed and approved, the deferred registration costs of $134,612 were written off in the Statement of Operations in the fourth quarter of 1999.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At June 30, 2000, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOAN DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997, March, 1998, May, 1998, September, 1998, May, 1999, March, 2000,
April, 2000 and May, 2000, further loans for the sums of $10,000, $26,970, $100,000, $10,000, $75,000, $5,685, $5,000 and $20,000, respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2000


RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At June 30, 2000, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, Paragon had a net working capital shortfall of $332,238 and an accumulated deficit, since inception, of $487,379 which consists primarily of general and administrative expenses of $317,665 (including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies) and $134,612 related to deferred registration costs incurred in earlier years and expensed in the fourth quarter of 1999. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $312,655 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a $100,000 loan in May, 1998, a
$10,000 loan in September, 1998, a $75,000 loan in May, 1999, a $5,685 loan in March, 2000, a $5,000 loan in April, 2000, and a $20,000 loan in May, 2000.

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

                                              REGISTRANT

                                              PARAGON ACQUISITION COMPANY, INC.


Date: 08/2/2000                               /s/ Mitchell A. Kuflik
                                              ----------------------------------
                                              President

Date: 08/2/2000                               /s/ Peter A. Hochfelder
                                              ----------------------------------
                                              Vice President and Treasurer