Form 10-Q
period 2000-09-30
PARAGON ACQUISITION CO INC
filed 2000-11-06
CIK 1017484

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 2000                                 Commission File No.  333-7775
------------------                                ------------------------------

                        PARAGON ACQUISITION COMPANY, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     DELAWARE                                             13-3895049
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

277 Park Avenue
New York, NY                                                            10017
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code    (212) 350-5367
                                                  ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                 No
                         ----------              -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS                                (OUTSTANDING AT NOVEMBER 1, 2000)
----------------------------                   ---------------------------------
Common Stock, $.01 par value                                3,414,191

================================================================================

                        PARAGON ACQUISITION COMPANY, INC.
                                 FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                   PAGE
                                                                                             ----
Balance Sheets- December 31, 1999 (audited) and September 30, 2000                             3

Statements  of  Operations - Three and Nine Months ended  September 30, 1999 and
September 30, 2000, and Period from June 19, 1996 (inception)
to September 30, 2000                                                                          4

Statement of Stockholders' Deficit - Period from
June 19, 1996 (inception) to September 30, 2000                                                5

Statements  of Cash Flows - Nine months ended  September  30, 1999 and September
30, 2000, and Period from June 19,
1996 (inception) to September 30, 2000                                                         6

Notes to Financial Statements                                                                  7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                       10

PART II.  OTHER INFORMATION                                                                    11

Signatures                                                                                     12

Exhibit (27)                                                                                   13


                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                     ASSETS

                                                            December 31         September 30
                                                               1999                2000
                                                               ----                ----
                                                                                (unaudited)
   Current Assets
          Cash                                               $    90              $ 4,527
          Prepayments                                         20,800               10,920
                                                              ------               ------

Total Assets                                                 $20,890              $15,447
                                                              ======               ======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued expenses                                         $  1,500            $  1,500
    Loan due to Stockholder PAR Holding Co., LLC,
       plus accrued interest (Note 3)                         308,208             360,054
                                                              -------             -------
Total Current Liabilities                                     309,708             361,554
                                                              -------             -------
Commitment (Note 4)
Stockholders' deficit (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares
      - authorized:  1,000,000; None issued                       --                  --
      Common stock, $.01 par value shares
      - authorized:  20,000,000;
      outstanding 3,414,191                                    34,141              34,141
      Additional paid-in capital                              121,000             121,000
      Deficit accumulated during the development
         stage                                               (443,959)           (501,248)
                                                             ---------           ---------
      Total stockholders' deficit                            (288,818)           (346,107)
                                                             ---------           ---------
                                                            $  20,890          $   15,447
                                                            ==========         ===========

                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                   Period from
                                                                                                                   June 19, 1996
                               Three Months ended   Nine Months ended    Three Months ended   Nine Months ended    (inception) to
                               September 30, 1999   September 30, 1999   September 30, 2000   September 30, 2000   September 30,2000
                               ------------------   ------------------   ------------------   ------------------   -----------------
General and administrative
expenses                               $20,716            $66,667              $9,072              $43,628            $326,737


Write-off of deferred                        -                  -                                                      134,612
registration costs (Note 1)                                                         -                    -

Interest expense                         4,124             11,002               4,797               13,661              39,899
                                         -----             ------               -----               ------              ------

Net loss for the period                $24,840            $77,669             $13,869              $57,289            $501,248
                                        ======             ======              ======               ======             =======

Net loss per common share,
basic and diluted                      ($0.01)            ($0.02)             ($0.00)              ($0.02)
                                       =======            =======             =======              =======

Weighted average common
shares outstanding, basic and
diluted                              3,414,191          3,414,191           3,414,191            3,414,191
                                     =========          =========           =========            =========






                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                Period from January 1, 1999 to September 30, 2000


                                                                                            Deficit
                                                                                          Accumulated
                                                                         Additional       During the           Total
                                                  Common                  Paid-In         Development      Stockholders'
                                          Shares  ------  Amount          Capital            Stage            Deficit
                                          ------          ------         ----------       -----------      -------------
Balance, January 1, 1999                3,414,191          $34,141         $121,000        $(207,297)        $(52,156)

Net loss for the year ended
January 1, 1999                                 -                -                -        ( 236,662)       ( 236,662)
                                        ---------        ---------        ---------        ----------       ----------

Balance, December 31, 1999              3,414,191           34,141          121,000         (443,959)        (288,818)

Net loss for the nine months ended
September 30, 2000 (unaudited)                  -                -                -          (57,289)        ( 57,289)
                                        ---------        ---------        ---------        ----------       ----------

Balance, September 30, 2000
(unaudited)                             3,414,191          $34,141         $121,000        ($501,248)       ($346,107)
                                        =========          =======         ========        ==========       ==========




                 See accompanying notes to financial statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Period from
                                                  Nine Months        Nine Months         June 19, 1996
                                                     Ended              Ended           (inception) to
                                              September 30, 1999  September 30, 2000  September 30, 2000
                                              ------------------  ------------------  ------------------
Cash flows from operating activities
  Net loss                                            $(77,669)        $(57,289)       $(501,248)
  Adjustments to reconcile net loss to net
  cash used in operating activities
Write-off of deferred registration costs                     -                -          134,612
Changes in assets and liabilities:
(Increase) Decrease in prepayments                     (11,440)           9,880          (10,920)
  Increase in accrued expenses and interest             10,702           13,661           41,399
                                                       -------           ------           ------
Net cash used in operating activities                  (78,407)         (33,748)        (336,157)
                                                       --------         --------        ---------

Cash flows from financing activities:
  Proceeds from sale of common stock                         0                0          155,141
  Loan from PAR Holding Co., LLC                        75,000           38,185          320,155
  Deferred registration costs                                0                0         (134,612)
                                                        ------           ------         ---------

Net cash provided by financing activities               75,000           38,185          340,684
                                                        ------           ------          -------

  Net increase (decrease) in cash                       (3,407)           4,437            4,527

Cash, beginning of period                                8,097               90                0
                                                         -----               --                -

Cash, end of period                                     $4,690           $4,527           $4,527
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

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


     1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.


                 BASIS OF PRESENTATION

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the period ended December 31, 1999 which are included in the Company's annual report on Form 10-K.

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

                 INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $366,000 available to reduce future income taxes. The tax benefit of these losses, approximately $146,000, has been offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     Through December 31, 1997, the Company had incurred deferred registration costs of $134,612 relating to expenses incurred in connection with the Proposed Distribution (See Note 2). No further registration costs were incurred during the period ended September 30, 2000. Since the Registration Statement on Form S-1 has expired and is no longer effective to permit distribution of the Shares and Subscription Rights in connection with the Proposed Distribution (Note 2) without an amendment or an additional or new Registration Statement being filed and approved, the deferred registration costs of $134,612 were written off in the Statement of Operations in the fourth quarter of 1999.

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

     2. ORGANIZATION AND BUSINESS OPERATIONS. The Company was incorporated in Delaware on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (the "Business Combination") with an operating business (the "Target Business"). At September 30, 2000, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     3. LOAN DUE TO PAR HOLDING CO., LLC. On June 4, 1997, PAR Holding Co., LLC, a major stockholder, loaned the Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000. During November, 1997, March, 1998, May, 1998, September, 1998, May, 1999, March, 2000,
April, 2000, May, 2000, and September 2000, further loans for the sums of $10,000, $26,970, $100,000, $10,000, $75,000, $5,685, $5,000, $20,000, and
$7,500 respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded monthly, and are payable on demand.

     4. COMMITMENT. The Company presently occupies office space provided by a stockholder. Such stockholder has agreed that, until the acquisition of a Target Business by the Company, it will make such office space, as well as certain office and secretarial service, available to the Company, as may be required by the Company from time to time at no charge. The value ascribed to such arrangements to date is not considered material.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On March 21, 1997, the Registration Statement on Form S-1 filed by Paragon with respect to the Distribution was declared effective and Paragon became subject to the reporting requirements of the Securities and Exchange Commission. At September 30, 2000, Paragon had not yet commenced any formal business operations and all activities to date relate only to Paragon's formation and on-going reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, Paragon had a net working capital shortfall of $346,107 and an accumulated deficit, since inception, of $501,248 which consists primarily of general and administrative expenses of $326,737 (including professional fees incurred with respect to compliance with SEC reporting requirements and premiums incurred on directors and officers insurance policies) and $134,612 related to deferred registration costs incurred in earlier years and expensed in the fourth quarter of 1999. To date, PAR Holding Co., LLC, a principal Shareholder of Paragon has loaned Paragon a total of $320,155 to cover its working capital shortfall, consisting of a $60,000 loan in June, 1997, a $10,000 loan in November, 1997, a $26,970 loan in March, 1998, a $100,000 loan in May, 1998, a $10,000 loan in September, 1998, a $75,000 loan in May, 1999, a $5,685 loan in March, 2000, a $5,000 loan in April, 2000, a $20,000 loan in May, 2000, and a $7,500 loan in September, 2000. All such loans are evidenced by promissory notes and loans bear interest at an annual rate of 5.5% compounded monthly; interest and principal are payable on demand. PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

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

                                               Registrant

                                               PARAGON ACQUISITION COMPANY, INC.


Date:  November 5, 2000
                                               /s/ Mitchell A. Kuflik
                                               ---------------------------------
                                               President



Date:  November 5, 2000                        /s/ Peter A. Hochfelder
                                               ---------------------------------
                                               Vice President and Treasurer