Form 10-K
period 2000-12-31
PARAGON ACQUISITION CO INC
filed 2001-03-26
CIK 1017484

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--- OF 1934

                     For the fiscal year ended December 31, 2000
                                       OR

 X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-7775
                       --------

                        PARAGON ACQUISITION COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3895049
-------------------------------                     ----------------------------
 (State or other jurisdiction                       (IRS Employer Identification
of corporation or organization)                              Number)

        277 Park Avenue                                           10017
----------------------------------------                        ----------
          New York, NY                                          (Zip Code)
(Address of principal executive offices)

                                  (212)350-5367
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

The  aggregate  market  value of  Common  stock  held by  non-affiliates  of the registrant as of March 1, 2001: Not Applicable

The number of shares of Common Stock of the  registrant  outstanding as of March
1, 2001 was 3,414,191.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

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

ITEM 2 - PROPERTIES

Paragon has no business operations and therefore does not require,  own or lease any physical properties.  PAR Holding makes a mailing address,  office space and secretarial  support available to Paragon at no cost to Paragon.  (See Note 4 of
Notes to Financial Statements.)

ITEM 3 - LEGAL PROCEEDINGS

Paragon is not a party to, or the subject of, any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Not Applicable.

DIVIDENDS

None.

NUMBER OF STOCKHOLDERS

As of March 15,  2001,  there  were  approximately  1,348  holders  of record of
Paragon's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

Paragon  was  incorporated  on June 19,  1996 to serve as a vehicle  to effect a
merger,   exchange  of  capital  stock,  asset  acquisition  or  other  business combination  with an operating  business.  On March 21, 1997,  the  Registration
Statement  on Form S-1 filed by Paragon  with  respect to the  Distribution  was declared  effective and Paragon became subject to the reporting  requirements of the Securities and Exchange  Commission.  At December 31, 2000,  Paragon had not
yet commenced any formal  business  operations and all activities to date relate only  to  Paragon's  formation  and  on-going  reporting  obligations  with  the
Securities and Exchange Commission.  General and administrative expenses in 2000 were $51,568, a decrease of $35,299 from $86,867 primarily due to lower premiums on directors' and officers'  insurance  policies.  Interest in 2000 increased by
$3,425  from  $15,183 to $18,608  due to  $38,185 of  additional  loans from PAR
Holding during the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000,  Paragon had a net working  capital  shortfall of $358,994 and  an  accumulated  deficit,  since  inception  of  $514,135,  which  consists
primarily  of  general  and  administrative   expenses  of  $334,677  (including
professional  fees  incurred  with  respect  to  compliance  with SEC  reporting requirements and premiums incurred on directors and officers insurance policies)
and $134,612  related to deferred  registration  costs incurred in earlier years and expensed in 1999. To date, PAR Holding Company, LLC, a principal Shareholder has loaned Paragon a total of $320,155 to cover its working  capital  shortfall, consisting of loans of $70,000, $136,970,  $75,000, and $38,185 during the years ended December 31, 1997,  December 31, 1998,  December 31, 1999 and December 31,
2000,  respectively.  All such loans are evidenced by promissory notes and loans bear  interest  at an  annual  rate of 5.5%  compounded  monthly;  interest  and principal  are payable on demand.  PAR Holding  Company,  LLC has  committed  to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

                                      -4-

ITEM 7A --QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Name                         Age        Position
----                         ---        --------

Mitchell A. Kuflik           38         President, Assistant Secretary, Director

Peter A. Hochfelder          39         Vice President, Treasurer, Director

Robert J. Sobel              37         Vice President, Director

Joseph F. Mazzella           48         Secretary, Director

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

Joseph F.  Mazzella  was  Secretary  and a Director  of Paragon  from  inception through February 29, 2000, at which time he resigned such positions. Since 1985,
Mr. Mazzella has been a partner at the law firms of Nutter McClennen & Fish,
LLP and Lane Altman & Owens LLP in Boston,  Massachusetts.  Prior to joining
Lane Altman  &  Owens LLP in 1980,  Mr.  Mazzella  was an attorney  with the
Securities  and  Exchange  Commission.  Mr.  Mazzella  serves as a Director  and
Chairman of the  Compensation  Committee  of Alliant  Techsystems  Inc.,  a NYSE
listed  company.  He is also a Chairman of the Board of Insurance Auto Auctions,
Inc., a NASDAQ listed  company.  Mr.  Mazzella  received a B.S.  degree from the
College of the City of New York in 1974 and received his law degree from Rutgers
University School of Law in 1977.

ITEM 11 - EXECUTIVE COMPENSATION

Not Applicable.
                                      -6-

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table sets forth  information  obtained  from the persons  named below,  with respect to beneficial  ownership of Shares by (i) each person known by Paragon to be the owner of more than 5% of the outstanding  shares, (ii) each director and (iii) all executive  officers and directors as a group, as of March
15, 2001:

                                    Amount and Nature
                                    of Beneficial      Percentage of Outstanding
     Name and Address               Ownership          Shares of Common Stock(1)
     ----------------               -----------------  -------------------------

PAR Holding Company, LLC            2,900,000                   85%
277 Park Avenue
New York, NY  10017

Mitchell A. Kuflik(2)               2,900,000(3)                85%
277 Park Avenue
New York, NY  10017

Peter A. Hochfelder(2)              2,900,000(3)                85%
277 Park Avenue
New York, NY  10017

Robert J. Sobel(2)                  2,900,000(3)                85%
277 Park Avenue
New York, NY  10017

St. Lawrence Seaway Corporation       514,191(4)                15%
320 N. Meridian Street, Suite 818
Indianapolis, IN  46204-1774

All executive officers and
directors as a group                2,900,000                   85%
(3 persons)
--------------
(1) Does not reflect the exercise of  subscription  rights since such rights are not currently exercisable.
(2) Each of the individuals listed has an address in care of Paragon.
(3) Share  ownership by Messrs.  Kuflik,  Hochfelder  and Sobel is indirect as a
    result  of  their  membership  interest  in  PAR  Holding  Messrs.   Kuflik,
    Hochfelder and Sobel disclaim individual  beneficial ownership of any Common
    Stock of Paragon.
(4) Share  ownership by the St.  Lawrence  Seaway  Corporation  is indirect as a result of the Distribution  described in Item 1 above. St. Lawrence declared a dividend  distribution  of such  shares to its  shareholders  on March 19,
    1997. Because the Distribution was made under Rule 419 of the Securities Act of 1933,  such  shares  are being  held in escrow  for the  benefit  of such shareholders.  St. Lawrence disclaims all beneficial ownership of any Common
    Stock of Paragon.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1996,  Paragon  issued  2,900,000  shares of its Common Stock,  $.01 par value, to PAR Holding for a purchase price of $150,000, consisting of $75,000 in cash and a Promissory  Note for $75,000  originally  due on July 31, 1996.  Such
Promissory  Note was  subsequently  modified to provide for payment on demand of
Paragon,  in whole or in part,  in amounts to pay expenses  associated  with the
Distribution.  The  Promissory  Note was paid in full on December 27,  1996.  In
March,  1997, Paragon issued 514,191 Shares of its Common Stock, $.01 par value, to St.  Lawrence  Seaway  Corporation for a purchase price of $5,141 in cash. In
June 1997, November 1997, March 1998, May 1998,  September 1998, May 1999, March
2000,  April 2000,  May 2000 and September  2000,  respectively  Paragon  issued promissory  notes to PAR  Holding  in  exchange  for loans for  working  capital purposes  in the  amounts  of  $60,000,  $10,000,  $26,970,  $100,000,  $10,000,
$75,000, $5,685, $5,000, $20,000 and $7,500,  respectively.  All such promissory notes bear interest at an annual rate of 5.5% compounded  monthly;  interest and principal  are payable on demand.  PAR Holding has committed to continue to fund
Paragon's working capital shortfalls during its pre-acquisition stage.

The Company  presently  occupies  office space provided by PAR Holding  Company,
LLC,  one of its  stockholders.  Such  stockholder  has agreed  that,  until the acquisition of a Target Business by the Company, it will make such office space, as well as certain office and secretarial service,  available to the Company, as may be  required  by the  Company  from  time to time at no  charge.  The  value ascribed for such office space and services provided to date is not material.

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

(b)      Reports on Form 8-K

No Reports  on Form 8-K were  filed by the  Company  during  the  quarter  ended
December 31, 2000.

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

                                               PARAGON ACQUISITION COMPANY, INC.
                                               ---------------------------------

                                               Registrant

                                                 /S/ Mitchell A. Kuflik
                                               ---------------------------------
Date: March 15, 2001                           Mitchell A. Kuflik
                                               President

                                                 /S/ Peter A. Hochfelder
                                               ---------------------------------
Date: March 15, 2001                           Peter A. Hochfelder
                                               Vice President and Treasurer

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Paragon Acquisition Company, Inc.
New York, NY

We have audited the accompanying  balance sheets of Paragon Acquisition Company,
Inc. (a corporation in the development  stage) as of December 31, 2000 and 1999, and the related  statements of operations,  stockholders'  equity  (deficit) and cash flows for the years ended December 31, 2000,  1999 and 1998, and the period from June 19, 1996 (inception) to December 31, 2000. These financial  statements are the  responsibility of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain  reasonable  assurance  about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management  as well as  evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

As discussed in Note 3, the Company is  dependent  on a major  stockholder,  PAR
Holding  Company,  LLC,  for  financial  support  and to  continue  to fund  the
Company's working capital requirements.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Paragon  Acquisition  Company,
Inc. at December 31, 2000 and 1999,  and the results of its  operations  and its cash flows for the years ended December 31, 2000,  1999 and 1998, and the period from June 19,  1996  (inception)  to  December  31,  2000,  in  conformity  with accounting principles generally accepted in the United States of America.

                                                              BDO SEIDMAN, LLP

New York, New York
February 16, 2001

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                 December 31
                                                                          1999                2000
                                                                       ------------------------------

Current Assets
   Cash.......................................................         $      90             $  1,267
   Prepayments................................................            20,800                6,240
                                                                          ------              -------

Total Assets .................................................         $  20,890              $ 7,507
                                                                       =========              =======

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued expenses .........................................         $   1,500            $   1,500
    Loan due to Stockholder PAR Holding Company, LLC,
       plus accrued interest (Note 3).........................           308,208              365,001
                                                                         -------              -------
Total Current Liabilities  ...................................           309,708              366,501
                                                                         -------              -------
Commitment (Note 4)
Stockholders' deficit (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares - authorized 1,000,000;          --                   --
       none issued
      Common stock, $.01 par value shares - authorized 20,000,000:
         outstanding 3,414,191 in 2000 and 1999...............            34,141               34,141
      Additional paid-in capital..............................           121,000              121,000
      Deficit accumulated during the development stage........          (443,959)            (514,135)
                                                                        ---------            ---------
      Total stockholders' deficit.............................          (288,818)            (358,994)
                                                                        ---------            ---------
                                                                        $ 20,890            $   7,507
                                                                        =========           ==========

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                                                                                 June 19, 1996
                                                    Year Ended December 31                       (inception) to
                                          1998                1999                 2000          Dec. 31, 2000
                                          ----                ----                 ----          -------------

General and administrative              $117,881             $86,867             $51,568           $334,677
expenses

Write-off of deferred
registration costs
 (Note 1)                                      0             134,612                   0            134,612

Interest expense -                         9,160              15,183              18,608             44,846
                                           -----              ------              ------             ------
related party (Note 3)

Net loss for the period                 $127,041            $236,662             $70,176           $514,135
                                        ========            ========             =======           ========

Net loss per common share, basic
and diluted
                                         ($0.04)             ($0.07)             ($0.02)
                                         =======             =======             =======

Weighted average common
shares outstanding                     3,414,191           3,414,191           3,414,191
                                       =========           =========           =========

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                                                                         Accumulated
                                                                       Additional        During the            Total
                                                Common                   Paid-In         Development       Stockholders'
                                         Shares        Amount            Capital            Stage         Equity(Deficit)
                                         ------        ------            -------            -----         --------------

Balance, January 1, 1998                 3,414,191      $  34,141      $ 121,000          ($80,256)          $ 74,885

Net loss for the year ended
December 31, 1998                               --             --             --          (127,041)          (127,041)
                                         ---------      ---------      ---------          ---------          ---------

Balance, December 31, 1998               3,414,191         34,141        121,000          (207,297)           (52,156)

Net loss for the year ended
December 31, 1999                               --             --             --         (236,662)          (236,662)
                                         ---------      ---------      ---------          ---------          ---------

Balance, December 31, 1999               3,414,191         34,141        121,000          (443,959)          (288,818)

Net loss for the year ended
December 31, 2000                               --             --             --          (70,176)            (70,176)
                                         ---------      ---------      ---------          ---------          ---------

Balance, December 31, 2000               3,414,191        $34,141       $121,000         ($514,135)          ($358,994)
                                         =========        =======       ========         ==========          ==========

                 See accompanying notes to Financial Statements.

                        PARAGON ACQUISITION COMPANY, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                        Period from
                                                                                                        June 19, 1996
                                                                Year Ended December 31                  (inception) to
                                                          1998              1999             2000         Dec. 31, 2000
                                                          ----              ----             ----         -------------

Cash flows from operating activities
  Net loss                                              ($127,041)       ($236,662)        ($70,176)        ($514,135)
  Adjustments to reconcile net loss to net
  cash used in operating activities
Write-off of deferred registration costs                       --          134,612               --           134,612
Changes in assets and liabilities:
(Increase) Decrease in prepayments                          1,040            4,160           14,560           (6,240)
  Increase in accrued expenses and interest                 5,710           14,883           18,608            46,346
                                                            -----           ------           ------            ------
Net cash used in operating activities                    (120,291)         (83,007)         (37,008)         (339,417)
                                                         ---------         --------         --------         ---------

Cash flows from financing activities:
  Proceeds from sale of common stock                           --               --               --           155,141
  Loan from PAR Holding Company, LLC                      136,970           75,000           38,185           320,155
  Deferred registration costs                             (16,000)              --               --          (134,612)
                                                         --------        ---------        ---------         ---------

Net cash provided by financing activities                 120,970           75,000           38,185           340,684
                                                          -------           ------           ------           -------

  Net increase (decrease) in cash                             679          (8,007)            1,177             1,267

Cash, beginning of period                                   7,418            8,097               90                --
                                                         --------           ------         --------          --------

Cash, end of period                                      $  8,097           $   90         $  1,267          $  1,267
                                                         ========           ======         ========          ========

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

         Income Taxes

The Company follows  Statement of Financial  Accounting  Standards No. 109 ("FAS
109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the  recognition  of deferred tax assets and  liabilities  for the expected  future tax  consequences  of events that have been  recognized  in the
Company's  financial  statements  or tax returns.  The Company has net operating loss carry  forwards of  approximately  $380,000  available to reduce any future income taxes. The tax benefit of these losses,  approximately  $152,000 has been offset by a valuation allowance due to the uncertainty of its realization.

         Deferred Registration Costs

Through December 31, 1997, the Company had incurred deferred  registration costs of $134,612  relating  to expenses  incurred  in  connection  with the  Proposed
Distribution (see Note 2), and no further  registration costs have been incurred since that date. Since the Registration Statement on Form S-1 has expired and is no longer effective to permit distribution of the Shares and Subscription Rights in connection with the Proposed Distribution (Note 2) without an amendment or an additional or new Registration  Statement being filed and approved, the deferred registration  costs of $134,612  were written off in the Statement of Operations for the quarter and year ended December 31, 1999.

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

         NET LOSS PER COMMON SHARE

Basic loss per share  includes  no dilution  and is  computed  by dividing  loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect,  the effect of common shares issuable upon exercise of stock options and warrants. The Company has no such dilutive securities.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998,  the  Financial  Accounting  Standards  Board  issues SFAS No. 133
"Accounting for Derivative  Instruments and Hedging  Activities," which requires entities to recognize all derivative  financial  instruments as either assets or liabilities  in the balance sheet and measure these  instruments  at fair value.
SFAS No. 133, as amended by SFAS Nos. 137 and 138, is  effective  for all fiscal years  beginning  after June 15, 2000. The Company does not presently enter into any transactions  involving derivative financial  instruments and,  accordingly, does not anticipate  that the new standard will have any effect on its financial statements.

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

3.       LOAN DUE TO PAR HOLDING COMPANY, LLC.

On June 4, 1997,  PAR  Holding  Company,  LLC, a major  stockholder,  loaned the
Company $60,000. Such loan is evidenced by a Promissory Note dated June 4, 1997, in the principal amount of $60,000.  During November,  1997 and during the years ended December 31, 1998,  December 31, 1999 and December 31, 2000, further loans with  similar  terms for the sums of $10,000,  $136,970,  $75,000  and  $38,185, respectively, were received. The loans bear interest at the annual rate of 5.5%, compounded  monthly,  and are payable on demand.  PAR Holding has  committed  to continue to fund Paragon's working capital shortfalls during its pre-acquisition stage.

4.       COMMITMENT.

The Company  presently  occupies  office space provided by PAR Holding  Company,
LLC,  one of its  stockholders.  Such  stockholder  has agreed  that,  until the acquisition of a Target Business by the Company, it will make such office space, as well as certain office and secretarial service,  available to the Company, as may be  required  by the  Company  from  time to time at no  charge.  The  value ascribed for such office space and services provided to date is not material.

5.       PREFERRED STOCK.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations,  voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.       COMMON STOCK.

On June 25, 1996 the Company issued  2,900,000 shares of Common Stock, par value
$.01 per share, to PAR Holding Company, LLC for a consideration of $150,000.  On
March 6, 1997 the Company issued a further  514,191 shares of Common Stock,  par
value  $.01  per  share,  to  St.  Lawrence  Seaway   Corporation  for  a  total
consideration of $5,141.

7.   QUARTERLY INFORMATION (UNAUDITED).

The  following  presents  net  loss and net loss per  common  share  (basic  and diluted) on a quarterly basis:

    QUARTERS ENDED:          MARCH 31, 2000          JUNE 30, 2000        SEPTEMBER 30, 2000      DECEMBER 31, 2000

Net Loss                           $26,436                $16,984                   $13,869                $12,887
Net Loss per
  Common Share                        0.01                    .00                       .00                    .00

    QUARTERS ENDED:          MARCH 31, 1999          JUNE 30, 1999        SEPTEMBER 30, 1999      DECEMBER 31, 1999

Net Loss                           $28,737                $24,092                   $24,840               $158,993
Net Loss per
  Common Share                        0.01                   0.01                      0.01                   0.05

The net loss for the quarter  ended  December 31, 1999 includes the write-off of deferred  registration costs which totaled $134,612 (see Note 1). The sum of the quarterly net loss per common share does not equal the annual net loss per share due to effects of rounding.

