Form 10-Q
period 2001-03-31
PARAGON ACQUISITION CO INC
filed 2001-05-15
CIK 1017484

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                                QUARTERLY REPORT UNDER SECTION 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
March 31, 2001                                                         Commission File No.  333-7775
-----------------                                                                          ----------

                                  PARAGON ACQUISITION COMPANY, INC.
                                  ---------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

     DELAWARE                                                               13-3895049
     --------                                                               ----------
(State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
 incorporation or organization)

350 Madison Avenue, 22nd Floor
New York, NY                                                                  10017-3700
------------------------------                                                ----------
(Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code  (212) 350-5367
                                                  ---------------------

Indicate by check mark  whether  the  Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months,  and (2)
has been subject to such filing requirements for the past 90 days.

                                 Yes X          No
                                    ---            ---

Indicate the number of shares  outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                                        (Outstanding at May 14, 2001)
          -----                                                        -----------------------------
Common Stock, $.01 par value                                                      3,414,191

====================================================================================================

                                  PARAGON ACQUISITION COMPANY, INC.

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                  PAGE
                                                                            ----

Balance Sheets- December 31, 2000 and March 31, 2001                          3

Statements of Operations - Quarters ended March 31, 2000
and March 31, 2001, and Period from June 19, 1996 (inception)
to March 31, 2001                                                             4

Statement of Stockholders' Equity (Deficit) - Period from
June 19, 1996 (inception) to March 31, 2001                                   5

Statements of Cash Flows - Quarters ended March 31,
2000 and March 31, 2001, and Period from June 19,
1996 (inception) to March 31, 2001                                            6

Notes to Financial Statements                                                7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      10

PART II.  OTHER INFORMATION                                                   11

Signatures                                                                    13

                                  PARAGON ACQUISITION COMPANY, INC.
                              (a corporation in the development stage)

                                           BALANCE SHEETS

                                               ASSETS
                                               ------

                                                            December 31         March 31
                                                               2000                2001
                                                               ----                ----
                                                                              (unaudited)
   Current Assets
         Cash                                                  $1,267             $   128
         Prepayments                                            6,240               1,560
                                                                -----               -----

Total Assets                                                   $7,507              $1,688
                                                               ======              ======

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
         Accrued expenses                                      $1,500              $7,920
         Loan due to Stockholder PAR Holding Co., LLC,
                  plus accrued interest (Note 3)              365,001             370,018
                                                              -------             -------
Total Current Liabilities                                     366,501             377,938
                                                              -------             -------
Commitment (Note 4)
Stockholders' deficit (Notes 2, 5 and 6):
      Preferred stock, $.01 par value shares
      - authorized:  1,000,000; None issued                        --                  --
      Common stock, $.01 par value shares
      - authorized:  20,000,000;
      outstanding 3,414,191 in 2000 and 2001                   34,141              34,141
      Additional paid-in capital                              121,000             121,000
      Deficit accumulated during the development
         stage                                              (514,135)           (531,391)
                                                            ---------           ---------
      Total stockholders' deficit                           (358,994)           (376,250)
                                                            ---------           ---------
                                                             $  7,507            $  1,688
                                                             ========           =========

                           See accompanying notes to Financial Statements.

                                  PARAGON ACQUISITION COMPANY, INC.
                              (a corporation in the development stage)

                                      STATEMENTS OF OPERATIONS
                                             (unaudited)

                                                                            Period from
                                                                          June 19, 1996
                                      Quarter ended     Quarter ended    (inception) to
                                      March 31, 2000    March 31, 2001   March 31, 2001
                                      --------------    --------------   --------------

General and administrative
expenses                                   $22,196           $12,239         $346,916

Write-off of deferred
registration costs (Note 1)                    ---               ---          134,612

Interest expense - related                   4,240             5,017           49,863
party (Note 3)                               -----             -----           ------

Net loss for the period                    $26,436           $17,256         $531,391
                                           =======           =======         ========

Net loss per common share, basic           ($0.01)           ($0.01)
and diluted                                =======           =======

Weighted average common                  3,414,191         3,414,191
shares outstanding, basic and            =========         =========
diluted

                           See accompanying notes to Financial Statements.

                                  PARAGON ACQUISITION COMPANY, INC.
                              (a corporation in the development stage)

                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     Period Ended March 31, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional     During the          Total
                                                  Common                  Paid-In       Development      Stockholders'
                                           Shares         Amount          Capital         Stage        Equity(Deficit)
                                           -------        ------          -------         -----        ---------------

Balance, January 1, 1999                 3,414,191         $34,141        $121,000      ($207,297)       ($52,156)

Net loss for the year ended
December 31, 1999                                -               -               -       (236,662)       (236,662)
                                         ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1999               3,414,191          34,141         121,000       (443,959)       (288,818)

Net loss for the year ended
December 31, 2000                                -               -               -        (70,176)         (70,176)
                                         ---------       ---------       ---------       ---------       ----------

Balance, December 31, 2000               3,414,191          34,141         121,000       (514,135)        (358,994)

Net loss for the quarter ended                   -               -               -        (17,256)         (17,256)
March 31, 2001 (unaudited)               ---------       ---------       ---------       ---------       ----------

Balance, March 31, 2001 (unaudited)      3,414,191         $34,141        $121,000      ($531,391)       ($376,250)
                                         =========         =======        ========      ==========       ==========

                           See accompanying notes to Financial Statements.

                                  PARAGON ACQUISITION COMPANY, INC.
                              (a corporation in the development stage)

                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)

                                                                                     Period from
                                                 Quarter Ended    Quarter Ended     June 19, 1996
                                                March 31, 2000   March 31, 2001    (inception) to
                                                ---------------  ---------------   March 31, 2001
                                                                                   --------------

Cash flows from operating activities
  Net loss                                         ($26,436)         ($17,256)       ($531,391)
  Adjustments to reconcile net loss to net
  cash used in operating activities
Write-off of deferred registration costs                  -                 -          134,612
Changes in assets and liabilities:
(Increase) Decrease in prepayments                   15,600             4,680           (1,560)
  Increase in accrued expenses and interest           9,140            11,437           57,783
                                                   ---------        ---------        ----------
Net cash used in operating activities                (1,696)            1,139         (340,556)
                                                   ---------        ---------        ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                       -                -          155,141
  Loan from PAR Holding Co., LLC                       5,685                -          320,155
  Deferred registration costs                              -                -         (134,612)
                                                   ---------        ---------        ----------

Net cash provided by financing activities              5,685                0          340,684
                                                   ---------        ---------        ---------

  Net increase (decrease) in cash                     (3,989)          (1,139)             128

Cash, beginning of period                                 90            1,267                0
                                                   ---------        ---------        ---------

Cash, end of period                                   $4,079             $128             $128
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

                                  PARAGON ACQUISITION COMPANY, INC.
                              (a corporation in the development stage)

                                    Notes to Financial Statements

     1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 BASIS OF PRESENTATION (SEE NOTE 2)

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments  necessary for a fair statement of financial position and results for the stated periods have been included.  These adjustments are of a normal recurring nature.  Results and cash flows for interim  periods are not  necessarily  indicative of the results to be expected for an entire fiscal year. It is suggested that these  condensed  financial  statements be read in  conjunction  with the audited  financial  statements  and notes  thereto as of and for the period ended  December 31, 2000 included in the Company's Annual Report on Form 10K.

                 GENERAL

     The  accompanying  financial  statements  have been  prepared  assuming  that the Company  will continue as a going concern.  The Company is in the development  stage and has incurred a loss since its inception and there can be no assurance that the planned  acquisition  activities of the Company
(see Note 2) will be successful in the near term. The Company has,  however,  other funding  sources available,  principally lending commitments from related parties,  sufficient to meet estimated cash requirements.

                 INCOME TAXES

     The  Company  follows  Statement  of  Financial  Accounting  Standards  No.  109  ("FAS  109"),
"Accounting  for  Income  Taxes."  FAS 109 is an asset and  liability  approach  that  requires  the recognition  of deferred tax assets and  liabilities  for the expected  future tax  consequences  of events that have been recognized in the Company's financial  statements or tax returns.  The Company has net  operating  loss carry  forwards of  approximately  $397,000  available to reduce any future income  taxes.  The tax  benefit  of these  losses,  approximately  $158,000,  has been  offset by a valuation allowance due to the uncertainty of its realization.

                 DEFERRED REGISTRATION COSTS

     Through  December 31, 1997, the Company had incurred  deferred  registration  costs of $134,612 relating to expenses incurred in connection with the Proposed  Distribution (See Note 2). No further registration  costs were incurred since that date. Since the Registration  Statement on Form S-1 has expired and is no longer effective to permit  distribution of the Shares and Subscription  Rights in connection  with the Proposed  Distribution  (Note 2)  without an amendment or an  additional or new
Registration  Statement being filed and approved,  the deferred  registration costs of $134,612 were written off in the Statement of Operations in 1999.

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

     2.  ORGANIZATION AND BUSINESS OPERATIONS.  The Company was incorporated in Delaware on June 19,
1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other
business  combination  (the  "Business   Combination")  with  an  operating  business  (the  "Target
Business").  At March 31, 2001, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's  formation  and proposed  fund raising.  The Company's fiscal year end is December 31.

     In April,  2001, the Company's  Board of Directors voted to discontinue the search for a Target
Business,  withdraw its S-1 Registration Statement and dissolve the Company as soon as possible. The financial statements do not reflect any adjustments for this matter.

     The Company's  ability to commence  operations  was  contingent  upon its ability to identify a prospective  Target  Business  and raise the  capital it  required  through  the  issuance of equity securities,  debt  securities,  bank borrowings or a combination  thereof.  The Company  intended to obtain  adequate  financial  resources  through the  registration of a distribution of shares of its
Common Stock and Subscription  Rights to its  shareholders  (the  "Distribution").  The Subscription
Rights would have  entitled the holder to purchase two (2) shares of Common Stock of the Company for each  Subscription  Right held for a  purchase  price to be  determined  by the  Company's  Board of
Directors at the time a Business  Combination was  identified,  such price to be not more than $2.00 per Subscription Right.

     Subscription  Rights would not have been exercisable until after a Post-Effective  Amendment to the Form S-1  Registration  Statement  was filed by the Company  with the  Securities  and  Exchange
Commission describing a Business Combination,  establishing the Subscription Price and the number of
Subscription  Rights which would have been exercised in such  Subscription  Period and specified the
Subscription  Period  established by the Company.  The Shares to be distributed to the shareholders, the Subscription Rights and any Shares issuable upon exercise of Subscription Rights would have been held in escrow and would not have been sold or  transferred  until the  Company  had  consummated  a
Business  Combination.  After the Business  Combination was consummated,  the Shares would have been released from escrow.

     Due to the terms of the  Distribution,  the Company had not  established  a time period  within which to exercise the Subscription  Rights as such exercise was dependent upon the identification of a Target  Business.  The  Company  anticipated  that,  due to the time  constraints  imposed  on the management of the Company, it was not possible to predict the length of the identification  process.
Because more than eighteen months have expired since Pargon's Registration Statement on Form S-1 was declared  effective,  the Company  believes  that the  Registration  Statement has expired and is no longer effective to permit  distribution of the Shares and Subscription Rights or sale of the shares covered by the  Subscription  Rights  without an  amendment  or an  additional  or new  registration statement being filed and approved.

     3.  LOAN DUE TO PAR HOLDING COMPANY, LLC. On June 4, 1997, PAR Holding  Company,  LLC, a major stockholder,  loaned the Company $60,000.  Such loan is evidenced by a Promissory Note dated June 4,
1997, in the principal amount of $60,000.  During November, 1997 and during the years ended December
31, 1998,  December 31, 1999 and December 31, 2000, further loans with similar terms for the sums of
$10,000, $136,970, $75,000 and $38,185, respectively,  were received. The loans bear interest at the annual rate of 5.5%,  compounded  monthly,  and are payable on demand.  PAR Holding has committed to continue to fund Paragon's working capital shortfalls.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD
ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

     Paragon was incorporated on June 19, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business.  On March
21, 1997, the  Registration  Statement on Form S-1 filed by Paragon with respect to the Distribution was declared  effective and Paragon became subject to the reporting  requirements  of the Securities and  Exchange  Commission.  At March 31, 2001,  Paragon had not yet  commenced  any formal  business operations  and all  activities to date relate only to Paragon's  formation  and on-going  reporting obligations with the Securities and Exchange Commission. General and administrative expenses for the three  months  ended  March 31, 2001 were  $12,239 a decrease  of $9,957 from  $22,196 for the three months ended March 31, 2000 primarily due to lower  premiums on directors'  and officers'  insurance policies. Interest for the three months ended March 31, 2001 increased by $777 from $4,240 to $5,017 due to additional loans from PAR Holding during 2000.

COMPANY STATUS

     In April,  2001, the Company's  Board of Directors voted to discontinue the search for a Target
Business,  withdraw its S-1 Registration Statement and dissolve the Company as soon as possible. The financial statements do not reflect any adjustments for this matter.

     The Company's  ability to commence  operations  was  contingent  upon its ability to identify a prospective  Target  Business  and raise the  capital it  required  through  the  issuance of equity securities,  debt  securities,  bank borrowings or a combination  thereof.  The Company  intended to obtain  adequate  financial  resources  through the  registration of a distribution of shares of its
Common Stock and Subscription Rights to its shareholders (the "Distribution").

     Due to the terms of the  Distribution,  the Company had not  established  a time period  within which to exercise the Subscription  Rights as such exercise was dependent upon the identification of a Target  Business.  The  Company  anticipated  that,  due to the time  constraints  imposed  on the management of the Company, it was not possible to predict the length of the identification  process.
Because more than eighteen months have expired since Pargon's Registration Statement on Form S-1 was declared  effective,  the Company  believes  that the  Registration  Statement has expired and is no longer effective to permit  distribution of the Shares and Subscription Rights or sale of the shares covered by the  Subscription  Rights  without an  amendment  or an  additional  or new  registration statement being filed and approved.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001,  Paragon had a net working capital  shortfall of $376,250 and an accumulated deficit,  since  inception,  of $531,391  which  consists  primarily  of general and  administrative expenses of $346,916  (including  professional  fees incurred  with respect to  compliance  with SEC reporting  requirements  and premiums  incurred on directors  and officers  insurance  policies) and
$134,612 related to deferred  registration  costs incurred in earlier years and expensed in 1999. To date,  PAR Holding  Co.,  LLC, a  principal  Shareholder  of Paragon  has loaned  Paragon a total of
$320,155 to cover its working capital shortfall,  consisting of loans of $70,000,  $136,970, $75,000 and $38,185  during the years ended  December  31, 1997,  December  31, 1998,  December 31, 1999 and
December 31, 2000, respectively.

     All such loans are evidenced by  promissory  notes and loans bear interest at an annual rate of
5.5%  compounded  monthly;  interest and principal  are payable on demand.  PAR Holding Co., LLC has committed to continue to fund Paragon's working capital shortfalls.

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

                                                                REGISTRANT

                                                                PARAGON ACQUISITION COMPANY, INC.

Date: 05/14/2001                                                /S/ Mitchell A. Kuflik
                                                                ------------------------------------
                                                                Mitchell A. Kuflik
                                                                President

                                                                /S/ Peter A. Hochfelder
Date: 05/14/2001                                                ------------------------------------
                                                                Peter A. Hochfelder
                                                                Vice President and Treasurer

